Form 10-Q
period 1995-06-30
MID AM INC
filed 1995-08-14
CIK 357066

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

Commission File No. 0-10585


                    Mid Am, Inc.
(Exact Name of Registrant as Specified in its Charter)

            Ohio                           34-1580978
(State or Ohio Jurisdiction of           (IRS Employer
Incorporation or Organization)      Identification Number)

222 South Main Street, Bowling Green, Ohio       43402
(Address of Principal Executive Office)        (Zip Code)

             (419)352-5271
   (Registrant's Telephone Number)


Indicate by check number mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes    X


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business on July 31, 1995.

Common Stock, without par value -19,035,485 shares











MID AM, INC.


INDEX


PART I -  FINANCIAL INFORMATION                   Page Number

Item 1.   Financial Statements

          Consolidated Statement of Condition
          (Unaudited)
          June 30, 1995 and December 31, 1994          3

          Consolidated Statement of Earnings
          (Unaudited)
          Six months ended June 30, 1995 and 1994      4

          Consolidated Statement of Cash Flows
          (Unaudited)
          Six months ended June 30, 1995 and 1994      5

          Notes to Consolidated Financial Statements   7

Item 2.   Management's Discussion and Analysis
          of Financial Condition and
          Results of Operations                        8


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                           19

Item 2.   Changes in Securities                       19

Item 3.   Defaults Upon Senior Securities             19

Item 4.   Submission of Matters to a Vote
          of Security Holders                         19

Item 5.   Other Information                           19

Item 6.   Exhibits and Reports on Form 8-K            19

SIGNATURES                                            20

EXHIBIT INDEX                                         21

PART I. - FINANCIAL INFORMATION

MID AM, INC.   Consolidated Statement of Condition-(Unaudited)

                           June 30, 1995     December 31, 1994
Assets                           (Dollars in thousands)
Cash and due from banks      $2,171,637          $2,185,356
Int-bearing deposits in banks     1,763               1,762
Federal funds sold               55,169               8,160
Securities available for sale   232,844             212,439
Investment securities            69,425              71,698
Mortgage-backed securities      171,601             180,309
Loans held for sale              24,519              12,963
Loans                         1,455,096           1,430,843
Allowance for credit losses     (14,914)            (14,722)
  Net loans                   1,440,182           1,416,121
Bank premises and equipment      48,824              50,066
Interest receivable and
  other assets                   40,268              38,928
  Total Assets               $2,156,232          $2,077,802

Liabilities
Demand deposits
  (non-interest bearing)     $  175,461          $  191,820
Savings deposits                574,019             585,927
Other time deposits           1,064,762             958,676
  Total Deposits              1,814,242           1,736,423
Federal funds purchased and
  securities sold under
  agreement to repurchase        86,643              80,136
Capitalized lease
  obligations and debt           51,321              65,434
Interest payable and
  other liabilities              12,437              11,029
  Total Liabilities           1,964,643           1,893,022
Shareholders' Equity
Preferred stock
  Authorized-2,000,000
  Issued - 1,488,667 and
  1,608,000 shares               37,217              40,200
Common stock - no par value
  Authorized-35,000,000
  Issued at stated value of
  $3.33 per share-19,033,129
  and 17,045,133 shares          63,443              56,817
Surplus                          91,518              76,600
Retained earnings                 3,427              17,369
Treasury stock at cost
  177,878 and 1,400 shares       (2,825)                (20)
Unrealized losses securities
  available for sale             (1,191)             (6,186)
  Total Shareholders' Equity    191,589             184,780
  Total Liabilities and
    Shareholders' Equity     $2,156,232          $2,077,802

MID AM, INC.  Consolidated Statement of Earnings-(Unaudited)

                            Three Mths Ended   Six Mths Ended
                                 June 30,         June 30,
                             1995     1994      1995    1994
                                 (Dollars in thousands)
Interest Income
Int and fees on loans       $32,606  $26,461  $63,871  $52,231
Int on deposits in banks         55       44       74       79
Int on federal funds sold     1,023      288    1,247      866
Int on investments-taxable    6,130    6,410   12,354   12,461
Int on investments-tax exempt 1,049      939    1,899    1,789
  Total Interest Income      40,863   34,142   79,445   67,426

Interest Expense
Int on deposits              18,393   13,052   34,368   26,237
Int on borrowed funds         1,924      926    4,015    1,781
  Total Interest Expense     20,317   13,978   38,383   28,018

  Net Interest Income        20,546   20,164   41,062   39,408

Provision for credit losses     734      711    1,144    1,069
  Net Interest Income After
  Provision of Credit Losses 19,812   19,453   39,918   38,339

Non-interest Income
Service charge deposit accts  1,543    1,508    3,002    2,915
Net investment security gains    22      464       56    1,218
Net gains on sales of loans     932      635    1,465    2,724
Loan servicing fees             885      824    1,819    1,583
Collection agency fees          785    1,049    1,669    2,106
Other income                  2,109    1,926    4,088    3,925
  Total Non-interest Income   6,276    6,406   12,099   14,471

Non-interest Expense
Salaries and employee benefit 8,096    8,289   16,685   16,880
Net occupancy expense         1,239    1,329    2,489    2,730
Equipment expense             1,790    1,746    3,523    3,460
Other expenses                5,900    6,534   11,839   12,387
  Total Non-interest Expense 17,025   17,898   34,536   35,457

  Income before income taxes  9,063    7,961   17,481   17,353
Applicable income taxes       2,972    2,259    5,616    5,145

  Net Income                $ 6,091  $ 5,702  $11,865  $12,208
  Net Income Available to
    Common Shareholders     $ 5,388  $ 4,973  $10,434  $10,749

Earnings per Common Share:
   Primary                  $   .28  $   .26  $   .55  $   .57
   Fully diluted            $   .27  $   .25  $   .53  $   .55




MID AM, INC.  Consolidated Statement of Cash Flows-(Unaudited)

                                  Six Months Ended June 30,
                                       1995         1994
Operating Activities                (Dollars in thousands)
Net income                         $  11,865    $  12,208
Adjustments to reconcile net
  income to net cash used
  for operating activities:
Provision for credit losses            1,144        1,069
Provision for depreciation
  and amortization of assets           4,189        4,664
Proceeds from sales of mortgage
  and other loans held for sale       94,029      241,865
Mortgage and other loans
  originated for sale               (108,265)    (205,348)
Net gains on sales of assets          (1,737)      (4,041)
Increase (decrease) in interest
  receivable and other assets         (6,631)         645
Increase (decrease) in interest
  payable and other liabilities        1,408       (5,941)
Net Cash (Used For) Provided By
  Operating Activities                (3,998)      45,121

Investing Activities
Net (increase) decrease interest-
  bearing deposits in banks               (1)       3,186
Net (increase) decrease in
  federal funds sold                 (47,009)      55,833
Proceeds from sales of securities
  available for sale                   7,264       74,610
Proceeds from maturities and paydowns
   of securities available for sale   19,338       17,670
Purchases of securities
  available for sale                 (36,155)     (67,208)
Proceeds from maturities and paydowns
  of investment securities             2,572        7,772
Purchases of investment securities      (340)     (16,027)
Proceeds from maturities and paydowns
  of mortgage-backed securities        8,528       20,274
Purchase of mortgage-backed
  investment securities                           (24,256)
Proceeds from sales of loans          40,174        7,765
Net increase in loans                (62,832)     (66,005)
Proceeds from sales of other
  real estate owned                      333        1,398
Proceeds from sales of bank
  premises and equipment                 526          294
Purchases of bank premises
  and equipment                       (2,045)      (2,638)
Cash acquired through acquisitions        31
Net Cash (Used For) Provided By
  Investing Activities               (69,616)      12,668


MID AM, INC.  Consolidated Statement of Cash Flows-(Unaudited)

                                  Six Months Ended June 30,
                                       1995         1994
Financing Activities                (Dollars in thousands)
Net decrease in demand
  deposits and savings accts         (28,267)     (35,976)
Net increase (decrease) in
  other time deposits                106,086      (18,593)
Net increase (decrease) in federal
  funds purchased and securities
  sold under agreements repurchase     6,507       (8,023)
Repayment of capitalized lease
  obligations and debt               (63,063)        (647)
Proceeds from issuance of debt        48,950       13,213
Proceeds from issuance-common stock    1,921
Cash dividends paid                   (7,483)      (6,672)
Treasury stock                        (2,805)
Preferred stock conversions,
  fractional shares and other items      (30)          (5)
Net Cash Provided By (Used For)
  Financing Activities                59,895      (54,782)

Net (decrease) increase in cash
  and due from banks                 (13,719)       3,007
Cash and due from banks at the
  beginning of the period             85,356       66,632
Cash and due from banks at the
  end of the period                $  71,637    $  69,639


Supplemental Schedule of Noncash
  Investing and Financing Activities

Securitized loans held for sale    $   3,430    $   8,704
Investment securities                              29,613
Mortgage-backed invest securities                   2,642
Transfers to securities
  available for sale               $   3,340    $  40,959

Transfers from loans to other
  real estate owned                $     464    $     612
Loans on other real estate owned sold           $     252

Fair value of assets acquired      $      48
Intangible assets                        246
Fair value of liabilities assumed        (44)
Common stock issued                $     250

Unrealized gains (losses) on
  securities available for sale    $   7,681    $  (9,897)
Adjustment to deferred tax asset      (2,686)       3,422
Adjustment to shareholders' equity $   4,995    $  (6,475)

MID AM, INC.

Notes to Consolidated Financial Information - (unaudited)

1.   Accounting Principles

The consolidated financial statements include the accounts of Mid Am, Inc. (the "Company") and its holly-owned subsidiaries, Mid American National Bank and Trust Company ("Mid Am Bank"), First National Bank Northwest Ohio ("First National"), American Community Bank, N.A. ("AmeriCom"), AmeriFirst Bank, N.A. ("AmeriFirst"), Adrian State Bank ("Adrian"), Lucas County Credit Bureau, Inc., d/b/a International Credit Service ("ICS"), MWN Corporation, d/b/a CCB Services ("CCBS") and Mid Am Information Services, Inc. ("MAISI"). All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management of the Company, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of and for the periods presented have been made. Such adjustments consisted only of normal recurring items.

2. Stock Dividend

On April 20, 1995, the Board of Directors of the Company declared a 10% stock dividend on its common stock to all shareholders of record on May 3, 1995. The stock dividend was paid on May 17, 1995 and fractional shares were paid in cash. As a result of the stock dividend, the Company distributed approximately 1.7 million shares of common stock to approximately 8,000 shareholders of record. Per common share data for all periods presented and the statement of condition at June 30, 1995 have been adjusted to reflect this 10% stock dividend.

3.  Repurchase Program

On April 20, 1995, the Board of Directors of the Company authorized management to undertake purchases of up to 1,250,000 shares of the Company's outstanding common stock over a twelve month period in the open market or in privately negotiated transactions. The shares reacquired are reserved for use in the Company's stock option plan and for future stock dividend declarations. The program represents a maximum of 7.5% of the Company's outstanding shares. As of June 30, 1995 the Company has repurchased approximately 177,878 shares.

4.  Subsequent Events

As of July 12, 1995, the Company has repurchased approximately
284,000 shares through its repurchase program.

On July 31, 1995, Mid Am, Inc. completed the acquisition of MFI Investments Corp of Bryan, Ohio. The acquisition was structured as a stock-for-stock exchange, and the Company will account for the acquisition under pooling of interests method. MFI is a full service, independent broker/dealer which has over 200 financial consultants in over 19 states and clears its general securities through Bear Stearns Securities Corp., New York City. MFI will be operated under its current name as an affiliate of Adrian State Bank, a wholly owned subsidiary of Mid Am, Inc.



Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Three Months Ended June 30, 1995 and 1994

Results of Operations

For the three months ended June 30, 1995, net income increased $389,000 to $6,091,000 compared to $5,702,000 for the same period in 1994. The increase was primarily due to an increase in net interest income and a decrease in non-interest expense. Earnings per common share for the three months ended June 30, 1995 were $.28 ($.27 fully diluted), an increase from $.26 ($.25 fully diluted) for the same period in 1994. For the three months ended June 30, 1995, the annualized return on average common shareholders' equity was 14.25% and the annualized return on average assets was 1.14% compared to 13.64% and 1.13%, respectively, for the three months ended June 30, 1994.

Net Interest Income

Net interest income increased $382,000 or 2% to $20,546,000 in the second quarter of 1995, as compared to $20,164,000 for the same period in 1994. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the type and mix of interest-earning assets and interest-bearing liabilities. For the three months ended June 30, 1995, net interest income increased due to the volume of interest-earning assets increasing at a greater rate than interest-bearing liabilities as compared for the same period in 1994. The Company's net interest margin for the three months ended June 30, 1995 was 4.26% compared to 4.43% for the same period in 1994. The net interest margin decreased primarily due to the narrowing of the Company's interest rate spread caused by the cost of funds rising faster than yields on interest-earning assets.




Provision for Credit Losses

The provision for credit losses for the three months ended June 30, 1995 increased $23,000 to $734,000 from a provision of $711,000 for the same period in 1994. Net charge-offs were $606,000 or 0.17% (annualized) of average loans during the three months ended June 30, 1995, compared to $447,000 or 0.14% (annualized) for the same period in 1994. The provision for credit losses reflects the amount necessary in management's opinion to maintain an adequate allowance, based upon its analysis of the loan portfolio (including the loan growth rate and change in the mix of the loan portfolio) and general economic conditions.



Non-Interest Income

For the three months ended June 30, 1995, non-interest income decreased $130,000 or 2% to $6,276,000 compared to $6,406,000 for the same period in 1994. The decrease is due primarily to a decrease of $442,000 or 95% in net investment securities gains in the second quarter of 1995 as compared to the same period in 1994 and to a decrease of $264,000 or 25% in collection agency fees in the second quarter of 1995 as compared to the same period in 1994. The decrease in collection agency fees was due primarily to the loss of one large customer in Florida and to collections being down in the Toledo area. The decrease in non-interest income was partially offset by increases in mortgage servicing income ($61,000), increases in net gains on sales of loans ($297,000), trust department fee income ($68,000) and various other income items ($115,000).

Non-Interest Expense

For the three months ended June 30, 1995, non-interest expense decreased $873,000 or 5% to $17,025,000 compared with
$17,898,000 for the same period in 1994.   The decrease in
non-interest expense resulted from the Company's institution
of cost control measures during 1994.   These cost control
measures have continued in 1995. For the three months ended June 30, 1995, salaries and employee benefits expense decreased $193,000 or 2% to $8,096,000 compared to $8,289,000 for the same period in 1994. The decrease in salaries and benefits is attributable to a deferral of approximately $340,000 of salaries and benefits in connection with the origination of home equity and installment consumer loans for which direct origination costs were previously expensed.
Other expenses decreased $634,000 or 10% to $5,900,000 for the second quarter of 1995 as compared to $6,534,000 for the same period in 1994. The decrease in other expenses was primarily due to decreases in directors fees ($149,000), legal and other professional fees ($150,000) and education ($94,000).

Income Taxes

The provision for income taxes for the second quarter of 1995 increased $713,000 or 32% to $2,972,000 compared to $2,259,000 for the same period in 1994. The increase was due primarily to higher pretax income and a higher effective tax rate of 33% for the second quarter of 1995 as compared to 28% for the same period in 1994.







Six Months Ended June 30, 1995 and 1994

Results of Operations

For the six months ended June 30, 1995, net income decreased $343,000 to $11,865,000 compared to $12,208,000 for the same period in 1994. The decrease was primarily due to decreases in gains on sales of loans and in net investment securities gains partially offset by an increase in net interest income. Earnings per common share for the six months ended June 30, 1995 were $.55 ($.53 fully diluted), a decrease from $.57 ($.55 fully diluted) for the same period in 1994. For the six months ended June 30, 1995, the annualized return on average common shareholders' equity was 14.09% and the annualized return on average assets was 1.14% compared to 14.87% and 1.21%, respectively, for the six months ended June 30, 1994.

Net Interest Income

Net interest income increased $1,654,000 or 4% to $41,062,000 in the first six months of 1995, as compared to $39,408,000 for the same period in 1994. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the type and mix of interest-earning assets and interest-bearing liabilities.
The increase in net interest income was primarily due to volume increases in interest-earning assets and interest-bearing deposits. The Company's net interest margin for the six months ended June 30, 1995 was 4.33% compared to 4.32% for the same period in 1994.

Provision for Credit Losses

The provision for credit losses for the six months ended
June 30, 1995 increased $75,000 to $1,144,000 from a
provision of $1,069,000 for the same period in 1994. Net charge-offs were $988,000 or 0.14% (annualized) of average loans during the six months ended June 30, 1995, compared to $729,000 or 0.11% (annualized) for the same period in 1994. The provision for credit losses reflects the amount necessary in management's opinion to maintain an adequate allowance, based upon its analysis of the loan portfolio (including the loan growth rate and change in the mix of the loan portfolio) and general economic conditions.

At June 30, 1995, the Company's allowance for credit losses as a percentage of non-performing loans was 185% compared to 196% at December 31, 1994 and 168% at June 30, 1994. The
ratio of non-performing assets to total loans plus other real estate owned was 0.65% at June 30, 1995, compared to 0.60% and 0.76% at December 31, 1994 and June 30, 1994, respectively. See "Asset Quality."

Non-Interest Income

For the six months ended June 30, 1995, non-interest income decreased $2,372,000 or 16% to $12,099,000 compared to
$14,471,000 for the same period in 1994. The decrease is due primarily to a decrease of $1,259,000 or 46% in net gains on sales of loans and a decrease of $1,162,000 or 95% in net investment securities gains. Due to rising interest rates commencing in the second quarter of 1994 and increased competition, a significant decline in mortgage refinancing activity has occurred in the first six months of 1995 compared to 1994 in the Company's mortgage banking activities. In addition, this has lowered the profit margins realized on sales of mortgage loans in 1995. The decrease in non-interest income was partially offset by increases in mortgage servicing income ($236,000) and trust department fee income ($150,000). Collection agency fees decreased $437,000 to $1,669,000 for the first six months in 1995 compared to $2,106,000 for the same period in 1994. The decrease in collection agency fees was due to the loss of one large customer in Florida and to collections being down in the Toledo area.

Non-Interest Expense

For the six months ended June 30, 1995, non-interest expense decreased $921,000 to $34,536,000 compared with $35,457,000
for the same period in 1994.   The decrease in non-interest
expense resulted from the Company's institution of cost
control measures during 1994.   These cost control measures
have continued in 1995. The $195,000 decrease in salaries and employee benefits was primarily due to a decrease in salaries ($410,000) due to fewer full-time equivalent employees, partially offset by a decrease in deferred salaries ($284,000) due to lower volume of loans, despite expanding deferred salaries to include home equity and consumer loans. For the six months ended June 30, 1995, net occupancy expense decreased $241,000 or 9% to $2,489,000 compared to $2,730,000 in 1994 due primarily to a decrease in building repairs and maintenance ($46,000), grounds upkeep ($52,000) and certain utility costs ($72,000). The decrease in other expenses was primarily due to decreases in legal and other professional fees ($201,000) and directors fees ($262,000).

Income Taxes

The provision for income taxes for the first six months of 1995 increased $471,000 or 9% to $5,616,000 compared to
$5,145,000 for the same period in 1994. The increase was due primarily to higher pretax income and a higher effective tax rate of 32% for the first six months of 1995 as compared to 30% for the same period in 1994.

Liquidity

The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Financial institution liquidity is thus normally considered in terms of the nature and mix of the institution's sources and uses of funds.

For the Company's subsidiaries, the primary sources of liquidity have been federal funds sold, securities available for sale and loans held for sale. At June 30, 1995, and December 31, 1994, federal funds sold amounted to $55,169,000 and $8,160,000, respectively, securities available for sale amounted to $232,844,000 and $212,439,000, respectively, and loans held for sale amounted to $24,519,000 and $12,963,000, respectively.

Since the Company is a holding company and does not conduct operations, its primary source of liquidity is dividends paid to it by its subsidiary financial institutions. However, certain restrictions exist regarding the ability of its subsidiaries to transfer funds to the Company in the form of cash dividends , loans or advances. For national banks, the approval of the Office of the Comptroller of the Currency is required in order to pay dividends in excess of the subsidiaries' earnings retained for the current year plus retained net profits for the preceding two years. Adrian State Bank can pay dividends up to the total amount of retained earnings as long as certain minimum capital ratios are maintained. As of June 30, 1995, $20,307,000 was available for distribution to the Company as dividends without prior regulatory approval.







Cash and due from banks decreased by $13,719,000 during the six months ended June 30, 1995 to $71,637,000 from $85,356,000 at December 31, 1994. Operating activities used $3,998,000 of cash in the six months ended June 30, 1995 as compared to cash provided of $45,121,000 for the same period in 1994. For the six months ended June 30, 1995 and 1994, cash used for operating activities was primarily attributable to mortgage and other loans originated for sale. Due to increased competition, a significant decline in mortgage refinancing activity and rising interest rates, the Company's mortgage
banking activities resulted in lower volume of loans.   The
Company originated approximately $108,265,000 of mortgage loans in the six months ended June 30, 1995, as compared to $205,348,000 for the same period in 1994. The reduction in mortgage banking activity in 1995 compared to 1994 resulted in a reduction in the amount of cash required to originate mortgage loans, however, this reduction also resulted in a decline in volume of sales of mortgage loans providing cash (from $241,865,000 to $94,029,000) which more than offset the cash flow increase from lower originations.

Cash of $69,616,000 was used for investing activities during the six months ended June 30, 1995 compared to cash provided by investing activities of $12,668,000 during the year earlier period, an increase in cash outflows from investing activities of $82,284,000. The primary reason for the increase in cash flows used for investing activities was the net increase in federal funds sold in 1995 of $47,009,000 compared to a decrease of $55,833,000 for the same period in 1994. Also, the net increase in loans of $62,832,000 for the first six months of 1995 was partially offset by the proceeds from sales of loans. The net increase in loans during the first half of 1994 was primarily due to the net increase in loans offset by the proceeds from sales of securities available for sale.

Cash provided by financing activities was $59,895,000 during the six months ended June 30, 1995 as compared to $54,782,000 of cash used for financing activities for the same period in 1994. The cash provided by financing activities in 1995 was primarily due to an increase in other time deposits of $106,086,000, partially offset by a net decrease in demand deposits and savings accounts of $28,267,000. The increase in other time deposits during the first half of 1995 was primarily due to the Company marketing time deposits with prepaid interest and time deposits at current market rates outside the Company's market area. The cash used for financing activities in 1994 was primarily due to a net decrease in demand deposits and savings accounts of $35,976,000.




Liquidity is within the Company's internal guidelines and adequate to provide funds to meet loan requests and deposit withdrawals.

Capital Resources

The Federal Reserve Board ("FRB") has established risk-based capital guidelines that specify commonequity and total capital requirements for bank holding companies and banks. Under these guidelines, total qualifying capital is categorized into two components -- Tier I and Tier II capital. Tier I capital generally consists of common shareholders' equity, perpetual preferred stock(subject to limitations) and minority interests in subsidiaries. Subject to limitations, Tier II capital includes certain other preferred stock and debentures, and a portion of the reserve for credit losses. These ratios are expressed as a percentage of risk-adjusted assets, which include various risk-weighted percentages of off-balance sheet exposures, as well as assets on the balance sheet. The FRB regulations governing the various capital ratios do not recognize the effects of SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" on capital relating to changes in market value of securities available for sale.

At June 30, 1995, a minimum Tier I capital ratio of 4.00% and a total capital ratio of 8.00% are required. The Company's qualifying capital at June 30, 1995 exceeds both the Tier I and Tier II risk-based capital guidelines. In addition, a capital leverage ratio is used in connection with the risk-based capital standards which is defined as Tier I capital divided by total assets adjusted for certain items. The minimum leverage ratio under this standard is 3% for the highest rated bank holding companies which are not undertaking significant expansion programs. An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans. The primary regulatory authorities of the Company and its subsidiaries have not advised the Company of its minimum Tier I leverage ratio, and therefore, it is not possible to calculate the minimum leverage ratio. At June 30, 1995, the Company's leverage ratio, Tier I, and combined Tier I and Tier II (total capital) ratios were 8.42%, 12.07% and 13.07%, respectively. The Company's capital ratios, assuming the acquisition had been consummated on June 30, 1995, would have been above required levels.










Capital ratios applicable to the Company's banking subsidiaries at June 30, 1995 are as follows:

                                                     Total
                                           Tier I  Risk-based
                               Leverage   Capital   Capital
Regulatory Capital Requirements
     Minimum                     3.00%      4.00%     8.00%
     Well-capitalized            6.00       8.00     10.00

Bank Subsidiaries
     Mid Am Bank                 8.02      10.45     11.65
     First National              7.14      10.31     10.83
     AmeriCom                    8.01      11.81     12.75
     AmeriFirst                  6.78      11.30     12.46
     Adrian                      7.33      12.36     13.61


Asset/Liability Management

As of June 30, 1995, the Company is maintaining a manageable negative gap position for asset and liability repricing within a twelve-month period, and therefore does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates.

Asset Quality

At June 30, 1995, the Company's percentage of non-performing loans (non-accrual loans, loans past due 90 days or more and restructured loans) to total loans was 0.55%, as compared to 0.52% at December 31, 1994 and 0.70% at June 30, 1994.
Non-performing loans at June 30, 1995 aggregated $8,053,000, an increase of $560,000 or 7% from December 31, 1994. The Company's percentage of net charge-offs for the six months ended June 30, 1995 and June 30, 1994 to average loans outstanding were 0.14% (annualized) and 0.11% (annualized), respectively. At June 30, 1995, the Company's allowance for credit losses was 1.02% of total loans, as compared to 1.03% and 1.17% at December 31, 1994 and June 30, 1994, respectively. The allowance for credit losses as a percentage of non-performing loans at June 30, 1995 was 185% compared to 196% at December 31, 1994 and 168% at June 30, 1994. The
ratio of non-performing assets (constituting the sum of non-performing loans and other real estate owned) to total loans plus other real estate owned was 0.65% at June 30, 1995, compared to 0.60% and 0.76% at December 31, 1994 and June 30, 1994, respectively. As of June 30, 1995, based upon a review of the loan portfolio (including the loan growth rate and change in the mix of the loan portfolio), management believes the allowance for credit losses is adequate.






Loans now current but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $38,032,000 and $36,371,000 at June 30, 1995 and December 31,
1994, respectively, and are being monitored by management and the Boards of Directors of the subsidiaries. The classification of these loans, however, does not mean to imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. At June 30, 1995 and December 31, 1994, specific allocations of the allowance for credit losses related to these loans aggregated $3,511,000 and $3,408,000, respectively. Specific allocations for 1995 were made under the provisions of SFAS 114. The provision for these loans is based on the Company's assessment of the adequacy of the current level of the allowance for credit losses, recent charge-off experience, the increase in the level of recoveries and other factors delineated in the Company's reserve policy.



The following table presents asset quality information for each of the Company's banking subsidiaries at June 30, 1995.

(Dollars in thousands)

                Mid Am   First
                 Bank   National  AmeriCom  AmeriFirst  Adrian

Non-accrual     $4,688    $267     $1,030      $458      $285
Contractually
  past due 90
  days or more      74     420        618       143        70
Restructured         0       0          0         0         0
Total
  non-performing
  loans          4,762     687      1,648       601       355
Other real
  estate owned     550      43        455       378        45
Total
  non-performing
  assets        $5,312    $730     $2,103      $979      $400

Non-performing
 loans to
 total loans       .87%    .20%       .67%      .28%      .37%
Non-performing
 assets to total
 loans plus other
 real estate owned .97     .21        .85       .46       .42




(Dollars in thousands)

                Mid Am   First
                 Bank   National  AmeriCom  AmeriFirst  Adrian

Allowance credit
 losses to total
 non-performing
 loans          154.07  261.43     155.89    335.27    337.18
Allowance credit
 losses to total
 non-performing
 assets         138.12  246.03     122.16    205.82    299.25
Ratio of net
 charge-offs to
 average loans
 outstanding       .33     .00        .06       .00      (.03)
Ratio of
 allowance for
 credit losses
 to total loans   1.34     .51       1.04       .95      1.24



The following table sets forth the Company's allocation of the allowance for credit losses as of June 30, 1995 and December 31, 1994.

(Dollars in thousands)
                          June 30,1995    December 31, 1994

Specific allowance
  Real estate                $   335           $ 1,178
  Commercial                   2,996             2,568
  Installment                    180                50
  Total specific allowance     3,511             3,796

General allowance
  Real estate                    487               654
  Commercial                   2,238             3,361
  Installment                    650             1,299
  Other                          500               463
  Total general allowance      3,875             5,777

Unallocated allowance          7,528             5,149
Allowance for credit losses  $14,914           $14,722










The following table presents a summary of the Company's credit loss experience for the six months ended June 30, 1995 and 1994.

(Dollars in thousands)

                                  1995             1994
Balance of allowance at
  beginning of year             $14,722          $15,156

Loans actually charged-off:
  Real estate                        78              408
  Commercial, financial
    and agricultural              1,318              529
  Installment and credit card       423              448
  Other loans                        28                0
    Total loans charged-off       1,847            1,385

Recoveries of loans previously
  charged-off:
  Real estate                       155               35
  Commercial, financial
    and agricultural                448              332
  Installment and credit card       253              289
  Other loans                         3                0
    Total recoveries of loans       859              656

Net charge-offs                     988              729
Addition to allowance
  charged to expense              1,144            1,069
Transfer of other real
  estate owned allowance
  relating to in-substance
  foreclosure loans                  36
Allowance for credit losses     $14,914          $15,496



Ratio of net charge-offs to
  average loans outstanding         .14%             .11%
Ratio of allowance for credit
  losses to total loans            1.02             1.17
Ratio of allowance for credit
  losses to total
  non-performing loans           185.20           167.98







PART II. - OTHER INFORMATION


Item 1. - Legal Proceedings

The Company is subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from such litigation or threat thereof will not have a material effect on the financial condition of the Company.


Item 2. - Changes in Securities

       Not applicable.


Item 3. - Defaults Upon Senior Securities

       Not applicable.


Item 4 - Submission of Matters to a Vote of Security Holders

       Not applicable.


Item 5 - Other Information

       Not applicable.


Item 6 - Exhibits and Reports on Form 8-K

       (a)     Exhibits

          1.   Statement Re Computation of Earnings Per
         Common Share

       (b)     Reports on Form 8-K

               Not applicable.




















SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



MID AM, INC.



BY:   Donald P. Hileman


Donald P. Hileman
Senior Vice President / Finance



DATE:   August 11, 1995























MID AM, INC.


                                EXHIBIT INDEX


Exhibit No.      Description                     Page Number

    (1)          Statement Re Computation of
                   Earnings Per Common Share       22 - 23















































                          EXHIBIT 1



    Statement Recomputation of Earnings Per Common Share


















































MID AM, INC.


Statement Re Computation of Earnings Per Common Share


Attached to and made part of Part II of Form 10-Q for the three months ended June 30, 1995 and 1994, and six months ended June 30, 1995 and 1994 (adjusted for 10% stock dividend paid May 17, 1995).


                               Three Months Ended June 30,
                                   1995          1994
Primary weighted average
  number of common shares
  for computation of
  earnings per common share     18,914,000    18,751,000

Fully diluted weighted
  average number of common
  shares for computation of
  earnings per common share     22,412,000    22,327,000



                                Six Months Ended June 30,
                                   1995          1994
Primary weighted average
  number of common shares
  for computation of
  earnings per common share     18,863,000    18,697,000

Fully diluted weighted
  average number of common
  shares for computation of
  earnings per common share     22,388,000    22,271,000