Form 10-Q
period 1995-09-30
MID AM INC
filed 1995-11-14
CIK 357066

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business on October 31, 1995.

Common Stock, without par value - 19,050,803 shares











MID AM, INC.


INDEX


PART I -  FINANCIAL INFORMATION                      Page Number

Item 1.   Financial Statements

          Consolidated Statement of Condition
          (Unaudited)
          September 30, 1995 and December 31, 1994          3

          Consolidated Statement of Earnings
          (Unaudited)
          Nine months ended September 30, 1995 and 1994     4

          Consolidated Statement of Cash Flows
          (Unaudited)
          Nine months ended September 30, 1995 and 1994     5

          Notes to Consolidated Financial Statements        7

Item 2.   Management's Discussion and Analysis
          of Financial Condition and
          Results of Operations                             9


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                19

Item 2.   Changes in Securities                            19

Item 3.   Defaults Upon Senior Securities                  19

Item 4.   Submission of Matters to a Vote
          of Security Holders                              19

Item 5.   Other Information                                20

Item 6.   Exhibits and Reports on Form 8-K                 20

SIGNATURES                                                 21

EXHIBIT INDEX                                              22

PART I. - FINANCIAL INFORMATION

MID AM, INC.   Consolidated Statement of Condition-(Unaudited)

                      September 30, 1995     December 31, 1994
Assets                           (Dollars in thousands)
Cash and due from banks      $   68,277          $   85,332
Int-bearing deposits in banks     4,873               2,232
Federal funds sold               73,667               8,160
Securities available for sale   231,131             212,437
Investment securities            65,817              71,700
Mortgage-backed securities      165,343             180,309
Loans held for sale              13,387              12,963
Loans                         1,452,722           1,430,821
Allowance for credit losses     (15,014)            (14,722)
  Net loans                   1,437,708           1,416,099
Bank premises and equipment      49,788              50,171
Interest receivable and
  other assets                   42,516              39,386
  Total Assets               $2,152,507          $2,078,789

Liabilities
Demand deposits
  (non-interest bearing)     $  172,871          $  190,423
Savings deposits                574,326             586,140
Other time deposits           1,056,125             959,929
  Total Deposits              1,803,322           1,736,492
Federal funds purchased and
  securities sold under
  agreement to repurchase        93,579              80,136
Capitalized lease
  obligations and debt           50,246              65,434
Interest payable and
  other liabilities              13,423              11,475
  Total Liabilities           1,960,570           1,893,537
Shareholders' Equity
Preferred stock
  Authorized-2,000,000
  Issued - 1,446,399 and
  1,608,000 shares               36,160              40,200
Common stock - no par value
  Authorized-35,000,000
  Issued at stated value of
  $3.33 per share-19,069,163
  and 17,359,633 shares          64,804              57,865
Surplus                          91,313              75,624
Retained earnings                 6,803              17,769
Treasury stock at cost
  371,920 and 1,400 shares       (5,864)                (20)
Unrealized losses securities
  available for sale             (1,279)             (6,186)
  Total Shareholders' Equity    191,937             185,252
  Total Liabilities and
    Shareholders' Equity     $2,152,507          $2,078,789

MID AM, INC.  Consolidated Statement of Earnings-(Unaudited)

                            Three Mths Ended   Nine Mths Ended
                             September 30,      September 30,
                             1995     1994      1995    1994
                                 (Dollars in thousands)
Interest Income
Int and fees on loans       $33,025  $28,507  $96,896  $80,738
Int on deposits in banks         76       62      153      144
Int on federal funds sold     1,111       73    2,358      939
Int on investments-taxable    6,252    6,133   18,606   18,594
Int on investments-tax exempt   931    1,012    2,830    2,801
  Total Interest Income      41,395   35,787  120,843  103,216

Interest Expense
Int on deposits              19,054   13,712   53,422   39,949
Int on borrowed funds         1,897    1,427    5,912    3,208
  Total Interest Expense     20,951   15,139   59,334   43,157

  Net Interest Income        20,444   20,648   61,509   60,059

Provision for credit losses     864     (910)   2,008      159
  Net Interest Income After
  Provision of Credit Losses 19,580   21,558   59,501   59,900

Non-interest Income
Service charge deposit accts  1,602    1,587    4,604    4,513
Net investment security gain     86      (10)     142    1,208
Net gains on sales of loans   1,535      503    3,514    3,227
Loan servicing fees             922      847    2,776    2,429
Collection agency fees          841      917    2,510    3,023
Brokerage fees & commissions  2,371    1,729    6,152    4,850
Other income                  2,091    2,001    6,145    5,986
  Total Non-interest Income   9,448    7,574   25,843   25,236

Non-interest Expense
Salaries & employee benefits 10,328   10,452   30,379   30,033
Net occupancy expense         1,353    1,298    3,884    4,024
Equipment expense             1,796    2,044    5,367    5,576
Other expenses                5,921    5,947   17,994   18,670
  Total Non-interest Expense 19,398   19,741   57,624   58,303

  Income before income taxes  9,630    9,391   27,720   26,833
Applicable income taxes       3,142    2,926    8,957    8,083

  Net Income                $ 6,488  $ 6,465  $18,763  $18,750
  Net Income Available to
    Common Shareholders     $ 5,814  $ 5,736  $16,658  $16,562

Earnings per Common Share:
   Primary                  $   .30  $   .30  $   .87  $   .87
   Fully diluted            $   .29  $   .29  $   .83  $   .83



MID AM, INC.  Consolidated Statement of Cash Flows-(Unaudited)

                               Nine Months Ended September 30,
                                       1995         1994
Operating Activities                (Dollars in thousands)
Net income                         $  18,763    $  18,750
Adjustments to reconcile net
  income to net cash used
  for operating activities:
Provision for credit losses            2,008          159
Provision for depreciation
  and amortization of assets           6,511        7,249
Proceeds from sales of mortgage
  and other loans held for sale      211,031      300,876
Mortgage and other loans
  originated for sale               (212,052)    (244,953)
Net gains on sales of assets          (3,853)      (4,499)
Increase in interest
  receivable and other assets        (10,261)        (313)
Increase (decrease) in interest
  payable and other liabilities        1,948       (5,509)
Net Cash Provided By
  Operating Activities                14,095       71,760

Investing Activities
Net (increase) decrease in interest-
  bearing deposits in banks           (2,641)       3,671
Net (increase) decrease in
  federal funds sold                 (65,506)      54,130
Proceeds from sales of securities
  available for sale                  13,689       82,551
Proceeds from maturities and paydowns
   of securities available for sale   31,012       29,767
Purchases of securities
  available for sale                 (53,012)     (75,331)
Proceeds from maturities and paydowns
  of investment securities             6,244       10,358
Purchases of investment securities      (340)     (18,462)
Proceeds from maturities and paydowns
  of mortgage-backed securities       14,704       27,982
Purchase of mortgage-backed
  investment securities                           (29,042)
Proceeds from sales of loans          41,054       10,048
Net increase in loans                (62,148)    (135,748)
Proceeds from sales of other
  real estate owned                    1,042        1,790
Proceeds from sales of bank
  premises and equipment                 536          734
Purchases of bank premises
  and equipment                       (4,458)      (3,777)
Cash acquired through acquisitions       575
Net Cash Used For
  Investing Activities               (79,249)     (41,329)


MID AM, INC.  Consolidated Statement of Cash Flows-(Unaudited)

                               Nine Months Ended September 30,
                                       1995         1994
Financing Activities                (Dollars in thousands)
Net decrease in demand
  deposits and savings accounts      (29,367)     (61,706)
Net increase in
  other time deposits                 96,197        2,092
Net increase in federal
  funds purchased and securities
  sold under agreements repurchase    13,443       24,470
Repayment of capitalized lease
  obligations and debt               (64,138)      (1,039)
Proceeds from issuance of debt        48,950       20,024
Proceeds from issuance common stock                 1,929
Cash dividends paid                  (11,190)     (10,103)
Treasury stk(net of reissuance,556)   (5,844)
Preferred stock conversions,
  fractional shares and other items       48          (86)
Net Cash Provided By (Used For)
  Financing Activities                48,099      (24,419)

Net (decrease) increase in cash
  and due from banks                 (17,055)       6,012
Cash and due from banks at the
  beginning of the period             85,332       66,981
Cash and due from banks at the
  end of the period                $  68,277    $  72,993


Supplemental Schedule of Noncash
  Investing and Financing Activities

Securitized loans held for sale    $   3,430    $   8,704
Investment securities                              31,148
Mortgage-backed invest securities                   2,642
Transfers to securities
  available for sale               $   3,340    $  42,494

Transfers from loans to other
  real estate owned                $     507    $     971
Loans on other real estate owned sold           $     252

Fair value of assets acquired      $      48
Intangible assets                        246
Fair value of liabilities assumed        (44)
Common stock issued                $     250

Unrealized gains (losses) on
  securities available for sale    $   7,547    $ (10,378)
Adjustment to deferred tax asset      (2,641)       3,635
Adjustment to shareholders' equity $   4,906    $  (6,743)

MID AM, INC.

Notes to Consolidated Financial Information - (unaudited)

1.   Accounting Principles

The consolidated financial statements include the accounts of Mid Am, Inc. (the "Company") and its wholly-owned subsidiaries, Mid American National Bank and Trust Company ("Mid Am Bank"), First National Bank Northwest Ohio ("First National"), American Community Bank, N.A. ("AmeriCom"), AmeriFirst Bank, N.A. ("AmeriFirst"), Adrian State Bank ("Adrian"), Lucas County Credit Bureau, Inc., d/b/a International Credit Service ("ICS"), MWN Corporation, d/b/a CCB Services ("CCBS"), Mid Am of Michigan, Inc. ("MAOM"), MFI Investments, Corp. and Mid Am Information Services, Inc. ("MAISI"). All significant intercompany transactions and accounts have been eliminated in consolidation.

On July 31, 1995 the Company completed its acquisition of MFI Investments, Corp.("MFI"), Byran, Ohio. MFI will be operated under its current name as an affiliate of Adrian State Bank, a wholly-owned subsidiary of Mid Am, Inc. All financial information for 1994 has been restated to give effect to the MFI acquisition which was accounted for as a pooling-of-interests.

In the opinion of management of the Company, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of and for the periods presented have been made. Such adjustments consisted only of normal recurring items.

2. Adoption of SFAS 122

In the third quarter of 1995, the Company adopted Financial Accounting Standard Board Statement No. 122 "Accounting for Mortgage Servicing Rights" ("SFAS 122") retroactive to January 1,
 1995. Accordingly, first and second quarter results have been restated to give effect for SFAS 122 as follows:

                              Net Gains              Primary
(Dollars in thousands,        on Sales     Net      Earnings
 except per share data)       of Loans    Income    Per Share

First quarter 1995 as
  previouly Reported           $  533     $5,742      $.26

Effect of SFAS 122
  adjustment                      102         66       .01

As restated                    $  635     $5,808      $.27






                              Net Gains              Primary
(Dollars in thousands,        on Sales     Net      Earnings
 except per share data)       of Loans    Income    Per Share

Second quarter 1995 as
  Previouly Reported           $  932     $6,199      $.29

Effect of SFAS 122
  adjustment                      412        268       .01

As restated                    $1,344     $6,467      $.30

The adoption of SFAS 122 accounted for $606,000 of the increase in net gains on sales of loans for the third quarter of 1995.


3.  Stock Dividend

On April 20, 1995, the Board of Directors of the Company declared a 10% stock dividend on its common stock to all shareholders of record on May 3, 1995. The stock dividend was paid on May 17, 1995 and fractional shares were paid in cash. As a result of the stock dividend, the Company distributed approximately 1.7 million shares of common stock to approximately 8,000 shareholders of record. Per common share data for all periods presented and the statement of condition at September 30, 1995 have been adjusted to reflect this 10% stock dividend.

4.  Bank Insurance Fund Refund

The Company received a refund of $716,000 ($466,000 after tax) from previously paid insurance premiums to the Bank Insurance
Fund ("BIF") in the third quarter of 1995 which resulted in a reduction of other expenses.

5.  Repurchase Program

On April 20, 1995, the Board of Directors of the Company authorized management to undertake purchases of up to 1,375,000 shares of the Company's outstanding common stock over a twelve month period in the open market or in privately negotiated transactions. The shares reacquired are held in Treasury and reserved for use in the Company's stock option plan and for future stock dividend declarations. The program represents a maximum of 7.5% of the Company's outstanding shares. As of September 30, 1995 the Company has repurchased approximately 333,000 shares.

6.  Subsequent Events

As of November 10, 1995, the Company has repurchased approximately 410,000 shares through its repurchase program.


Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Three Months Ended September 30, 1995 and 1994

Results of Operations

For the three months ended September 30, 1995, net income increased $23,000 to $6,488,000 compared to $6,465,000 for the same period in 1994. Earnings per common share for the three months ended September 30, 1995 were $.30 ($.29 fully diluted) and $.30 ($.29 fully diluted) for the same period in 1994. For the three months ended September 30, 1995, the annualized return on average common shareholders' equity was 14.80% and the annualized return on average assets was 1.19% compared to 15.54% and 1.26%, respectively, for the same period in 1994.

Net Interest Income

Net interest income decreased $204,000 or 1% to $20,444,000 in the third quarter of 1995, as compared to $20,648,000 for the same period in 1994. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the type and mix of interest-earning assets and interest-bearing liabilities. For the three months ended September 30, 1995, net interest income decreased due to the rate of interest-bearing liabilities increasing at a greater rate than interest-earning assets as compared to the same period in 1994. The Company's net interest margin for the three months ended September 30, 1995 was 4.12% compared to 4.46% for the same period in 1994. The net interest margin decreased primarily due to the narrowing of the Company's interest rate spread caused by the cost of funds rising faster than yields on interest-earning assets. The primary reason for the cost of funds increase was due to higher interest rates and a change in the deposit mix from lower rate deposit accounts to higher rate certificates of deposit.

Provision for Credit Losses

The 1994 third quarter benefited from a $1,600,000 reversal of a portion of the allowance for credit losses at one of the Company's bank subsidiaries. The provision for loan losses of $864,000 in the third quarter of 1995 compares to a credit of $910,000 in the third quarter of 1994. Net charge-offs were $764,000 or 0.21% (annualized) of average loans during the three months ended September 30, 1995, compared to $511,000 or 0.15% (annualized) for the same period in 1994. The provision for credit losses reflects the amount necessary in management's opinion to maintain an adequate allowance, based upon its analysis of the loan portfolio (including the loan growth rate and change in the mix of the loan portfolio) and general economic conditions.


Non-Interest Income

For the three months ended September 30, 1995, non-interest income increased $1,874,000 or 25% to $9,448,000 compared to $7,574,000 for the same period in 1994. The increase is due primarily to an increase of $1,032,000 or 205% in net gains on sales of loans in the third quarter of 1995 as compared to the same period in 1994. The adoption of SFAS 122 accounted for $606,000 of the increase in net gains on sales of loans. Brokerage fees for the third quarter of 1995 increased $642,000 or 37% to $2,371,000 compared to $1,729,000 for the same period in 1994.

Non-Interest Expense

For the three months ended September 30, 1995, non-interest expense decreased $343,000 or 2% to $19,398,000 compared with $19,741,000 for the same period in 1994. For the three months ended September 30, 1995, salaries and employee benefits expense decreased $124,000 or 1% to $10,328,000 compared to $10,452,000 for the same period in 1994. Salary costs deferred in 1995 as part of loan origination costs were $405,000 higher than 1994, which caused a corresponding decrease in the amount of salary and employee benefit expense reported in 1995. This increase in salary costs deferred is related to higher levels of home equity loan and installment loan originations. Equipment expense decreased $248,000 or 12% to $1,796,000 for the third quarter of 1995 as compared to $2,044,000 for the same period in 1994. The decrease in equipment expense was primarily due to decreases in machine service agreements ($89,000) and depreciation expense ($112,000). Other expenses remained constant for the three months ended September 30, 1995 as compared to the same period for 1994. During the third quarter, the Company's banking subsidiaries received a one time refund of FDIC premiums ($716,000). This decrease in other expenses was offset by increases in advertising ($120,000), other professional fees ($280,000) and credit card processing expense ($130,000).

Income Taxes

The provision for income taxes for the third quarter of 1995 increased $216,000 or 7% to $3,142,000 compared to $2,926,000 for the same period in 1994. The increase was due primarily to higher pretax income and a higher effective tax rate of 33% for the third quarter of 1995 as compared to 31% for the same period in 1994.








Nine Months Ended September 30, 1995 and 1994

Results of Operations

For the nine months ended September 30, 1995, net income increased $13,000 to $18,763,000 compared to $18,750,000 for the same period in 1994. Earnings per common share for the nine months ended September 30, 1995 were $.87 ($.83 fully diluted), and $.87 ($.83 fully diluted) for the same period in 1994. For the nine months ended September 30, 1995, the annualized return on average common shareholders' equity was 14.68% and the annualized return on average assets was 1.18% compared to 15.14% and 1.23%, respectively, for the nine months ended September 30, 1994.

Net Interest Income

Net interest income increased $1,450,000 or 2% to $61,509,000 in the first nine months of 1995, as compared to $60,059,000 for the same period in 1994. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the type and mix of interest-earning assets and interest-bearing liabilities. The increase in net interest income was primarily due to the volume of interest-earning assets rising at a faster rate than interest-bearing deposits. The Company's net interest margin for the nine months ended September 30, 1995 was 4.26% compared to 4.37% for the same period in 1994. The net interest margin decreased primarily due to the narrowing of the Company's interest rate spread caused by the cost of funds rising faster than yields on interest-earning assets. The primary reason for the cost of funds increase was due to higher interest rates and a change in the deposit mix from lower rate deposit accounts to higher rate certificates of deposit.

Provision for Credit Losses

The provision for credit losses for the nine months ended September 30, 1995 increased $1,849,000 to $2,008,000 from a provision of $159,000 for the same period in 1994. The increase is due primarily to a $1,600,000 reversal of a portion of the allowance for credit losses at one of the Company's bank subsidiaries in the third quarter of 1994. Net charge-offs were $1,752,000 or 0.16% (annualized) of average loans during the nine months ended September 30, 1995, compared to $1,240,000 or 0.13% (annualized) for the same period in 1994. The provision for credit losses reflects the amount necessary in management's opinion to maintain an adequate allowance, based upon its analysis of the loan portfolio (including the loan growth rate and change in the mix of the loan portfolio) and general economic conditions.



At September 30, 1995, the Company's allowance for credit losses as a percentage of non-performing loans was 140% compared to 196% at December 31, 1994 and 167% at September 30, 1994. The ratio of non-performing assets to total loans plus other real estate owned was 0.79% at September 30, 1995, compared to 0.60% and 0.68% at December 31, 1994 and September 30, 1994, respectively. See "Asset Quality."

Non-Interest Income

For the nine months ended September 30, 1995, non-interest income increased $607,000 or 2% to $25,843,000 compared to $25,236,000 for the same period in 1994. The increase is due primarily to a increase of $1,302,000 or 27% in brokerage fees and a decrease of $1,066,000 or 88% in net investment securities gains. Collection agency fees decreased $513,000 to $2,510,000 for the first nine months in 1995 compared to $3,023,000 for the same period in 1994. The decrease in collection agency fees was due to the loss of one large customer in Florida and to collections being down in the Toledo area. Net gains on sales of loans increased $287,000 for the nine months ended September 30, 1995 as compared to the same period for 1994. The primary reason for the increase was the adoption of SFAS 122 ($1,120,000), partially offset by lower volumes of loan sales during 1995.

Non-Interest Expense

For the nine months ended June 30, 1995, non-interest expense decreased $679,000 to $57,624,000 compared with $58,303,000 for the same period in 1994. The $346,000 increase in salaries and employee benefits was primarily due to a increase in commissions paid by MFI, partially offset by lower salary expense due to fewer full-time equivalent employees. Net occupancy expense decreased $140,000 to $3,884,000 for the nine months ended September 30, 1995 as compared to $4,024,000 for the same period in 1994. Equipment expense decreased $209,000 to $5,367,000 for the nine months ended September 30, 1995 as compared to $5,576,000 for the same period in 1994. For the nine months ended September 30, 1995, other expenses decreased $676,000 or 4% to $17,994,000 compared to $18,670,000 in 1994, due primarily to a decrease in FDIC premiums ($749,000). The primary reason for the decrease in FDIC premiums was due to a one time refund of $716,000.

Income Taxes

The provision for income taxes for the first nine months of 1995 increased $874,000 or 11% to $8,957,000 compared to
$8,083,000 for the same period in 1994. The increase was due primarily to higher pretax income and a higher effective tax rate of 32% for the first nine months of 1995 as compared to 30% for the same period in 1994.



Liquidity

The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Financial institution liquidity is normally considered in terms of the nature and mix of the institution's sources and uses of funds.

For the Company's subsidiaries, the primary sources of liquidity have been federal funds sold, securities available for sale and loans held for sale. At September 30, 1995, and December 31, 1994, federal funds sold amounted to $73,667,000 and $8,160,000, respectively, securities available for sale amounted to $231,131,000 and $212,437,000, respectively, and loans held for sale amounted to $13,387,000 and $12,963,000, respectively.

Since the Company is a holding company and does not conduct operations, its primary source of liquidity is dividends paid to it by its subsidiary financial institutions. However, certain restrictions exist regarding the ability of its subsidiaries to transfer funds to the Company in the form of cash dividends , loans or advances. For national banks, the approval of the Office of the Comptroller of the Currency is required in order to pay dividends in excess of the subsidiaries' earnings retained for the current year plus retained net profits for the preceding two years. Adrian State Bank can pay dividends up to the total amount of retained earnings as long as certain minimum capital ratios are maintained. As of September 30, 1995, $15,980,000 was available for distribution to the Company as dividends without prior regulatory approval.


Cash and due from banks decreased by $17,054,000 during the nine months ended September 30, 1995 to $68,277,000 from $85,332,000 at December 31, 1994. Operating activities provided $14,095,000 of cash in the nine months ended September 30, 1995 as compared to cash provided of $71,760,000 for the same period in 1994. For the nine months ended September 30, 1995, cash provided for operating activities was primarily attributable to net income as compared to proceeds from sales of mortgage and other loans held for sale for the same period in 1994. Due to increased competition, a decline in mortgage refinancing activity and rising interest rates, the Company's mortgage banking activities resulted in lower volume of loans. The Company originated approximately $212,052,000 of mortgage loans in the nine months ended September 30, 1995, as compared to $244,953,000 for the same period in 1994. The reduction in mortgage banking activity in 1995 compared to 1994 resulted in a reduction in the amount of cash required to originate mortgage loans, however, this reduction also resulted in a decline in volume of sales of mortgage loans providing cash
(from $300,876,000 to $211,031,000) which more than offset the cash flow increase from lower originations.

Cash of $79,249,000 was used for investing activities during the nine months ended September 30, 1995 compared to cash used for investing activities of $41,329,000 during the nine months ended September 30, 1994, an increase in cash outflows from investing activities of $37,920,000. The primary reason for the increase in cash flows used for investing activities was the net increase in federal funds sold in 1995 of $65,506,000 compared to a net decrease of $54,130,000 for the same period in 1994. The net increase in loans of $135,748,000 for the first nine months of 1994 was partially offset by the $82,551,000 of proceeds from sales of securities available for sale.

Cash provided by financing activities was $48,099,000 during the nine months ended September 30, 1995 as compared to $24,419,000 of cash used for financing activities for the same period in 1994. The cash provided by financing activities in 1995 was primarily due to an increase in other time deposits of $96,197,000, partially offset by a net decrease in demand deposits and savings accounts of $29,367,000. The increase in other time deposits during the first nine months of 1995 was primarily due to the Company marketing time deposits with prepaid interest and time deposits at current market rates outside the Company's market area. The cash used for financing activities in 1994 was primarily due to a net decrease in demand deposits and savings accounts of $61,706,000, partially offset by net increases of $24,470,000 in federal funds purchased and securities sold under agreements to repurchase and Federal Home Loan Bank advances ($20,024,000). Common stock repurchases aggregating $6,400,000 were made for the nine months ending September 30, 1995 in connection with the Company's repurchase program authorized by the Board of Directors on April 20, 1995.

Liquidity is within the Company's internal guidelines and adequate to provide funds to meet loan requests and deposit withdrawals.

Capital Resources

The Federal Reserve Board ("FRB") has established risk-based capital guidelines that specify common equity and total capital requirements for bank holding companies and banks. Under these guidelines, total qualifying capital is categorized into two components -- Tier I and Tier II capital. Tier I capital generally consists of common shareholders' equity, perpetual preferred stock(subject to limitations) and minority interests in subsidiaries. Subject to limitations, Tier II capital includes certain other preferred stock and debentures, and a portion of the reserve for credit losses. These ratios are expressed as a percentage of risk-adjusted assets, which include various risk-weighted percentages of off-balance sheet exposures, as well as assets on the balance sheet. The FRB regulations governing the various capital ratios do not recognize the effects of SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" on capital relating to changes in market value of securities available for sale.

At September 30, 1995, a minimum Tier I capital ratio of 4.00% and a total capital ratio of 8.00% are required. The Company's qualifying capital at September 30, 1995 exceeds both the Tier I and Tier II risk-based capital guidelines. In addition, a capital leverage ratio is used in connection with the risk-based capital standards which is defined as Tier I capital divided by total assets adjusted for certain items. The minimum leverage ratio under this standard is 3% for the highest rated bank holding companies which are not undertaking significant expansion programs. An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans. The primary regulatory authorities of the Company and its subsidiaries have not advised the Company of its minimum Tier I leverage ratio, and therefore, it is not possible to calculate the minimum leverage ratio. At September 30, 1995, the Company's leverage ratio, Tier I, and combined Tier I and Tier II (total capital) ratios were 8.35%, 11.88% and 12.87%, respectively.


Capital ratios applicable to the Company's banking subsidiaries at September 30, 1995 are as follows:
                                                     Total
                                           Tier I  Risk-based
                               Leverage   Capital   Capital
Regulatory Capital Requirements
     Minimum                     3.00%      4.00%     8.00%
     Well-capitalized            6.00       8.00     10.00

Bank Subsidiaries
     Mid Am Bank                 7.60       9.92     11.14
     First National              6.89       9.74     10.23
     AmeriCom                    8.04      13.53     14.55
     AmeriFirst                  6.79       9.74     10.72
     Adrian                      7.19      11.55     12.80


Asset/Liability Management

As of September 30, 1995, the Company is maintaining a manageable positive gap position for asset and liability repricing within a twelve-month period, and therefore does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates.


Asset Quality

At September 30, 1995, the Company's percentage of non-performing loans (non-accrual loans, loans past due 90 days or more and restructured loans) to total loans was 0.74%, as compared to 0.52% at December 31, 1994 and 0.61% at September 30, 1994.
Non-performing loans at September 30, 1995 aggregated $10,722,000, an increase of $3,229,000 or 43% from December 31,
1994. The increase in non-performing loans is primarily due to two large commercial loans. The Company's percentage of net charge-offs for the nine months ended September 30, 1995 and September 30, 1994 to average loans outstanding were 0.16% (annualized) and 0.13% (annualized), respectively. At September 30, 1995, the Company's allowance for credit losses was 1.03% of total loans, as compared to 1.03% and 1.01% at December 31, 1994 and September 30, 1994, respectively. The allowance for credit losses as a percentage of non-performing loans at September 30, 1995 was 140% compared to 196% at December 31, 1994 and 167% at September 30, 1994. The ratio of non-performing assets (constituting the sum of non-performing loans and other real estate owned) to total loans plus other real estate owned was 0.79% at September 30, 1995, compared to 0.60% and 0.68% at December 31, 1994 and September 30, 1994, respectively. As of September 30, 1995, based upon a review of the loan portfolio (including the loan growth rate and change in the mix of the loan portfolio), management believes the allowance for credit losses is adequate.

Loans now current but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated
$33,989,000 and $36,371,000 at September 30, 1995 and December
31,1994, respectively, and are being monitored by management and the Boards of Directors of the subsidiaries. The classification of these loans, however, does not mean to imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. At September 30, 1995 and December 31, 1994, specific allocations of the allowance for credit losses related to these loans aggregated $3,334,000 and $3,796,000, respectively. Specific allocations for 1995 were made under the provisions of SFAS 114. The provision for these loans is based on the Company's assessment of the adequacy of the current level of the allowance for credit losses, recent charge-off experience, the increase in the level of recoveries and other factors delineated in the Company's reserve policy.








The following table presents asset quality information for each of the Company's banking subsidiaries at September 30, 1995.

(Dollars in thousands)

                Mid Am   First
                 Bank   National  AmeriCom  AmeriFirst  Adrian

Non-accrual     $6,713    $337     $1,205      $671      $307
Contractually
  past due 90
  days or more      46     440        667       190        65
Restructured         0       0         81         0         0
Total
  non-performing
  loans          6,759     777      1,953       861       372
Other real
  estate owned     195       0        305       275         0
Total
  non-performing
  assets        $6,954    $777     $2,258    $1,136      $372

Non-performing
 loans to
 total loans      1.27%    .22%       .80%      .38%      .38%
Non-performing
 assets to total
 loans+other real
 estate owned     1.30     .22        .92       .50       .38



(Dollars in thousands)

                Mid Am   First
                 Bank   National  AmeriCom  AmeriFirst  Adrian

Allowance credit
 losses to total
 non-performing
 loans          111.97  229.21     126.11    232.64    322.31
Allowance credit
 losses to total
 non-performing
 assets         108.83  229.21     109.08    176.32    322.31
Ratio of net
 charge-offs to
 average loans
 outstanding       .35     .01        .10       .08      (.01)
Ratio of
 allowance for
 credit losses
 to total loans   1.42     .51       1.00       .88      1.23


The following table sets forth the Company's allocation of the allowance for credit losses as of September 30, 1995 and December 31, 1994.

(Dollars in thousands)
                     September 30,1995    December 31, 1994

Specific allowance
  Real estate                $   322           $ 1,178
  Commercial                   2,859             2,568
  Installment                    153                50
  Total specific allowance     3,334             3,796

General allowance
  Real estate                    538               654
  Commercial                   1,823             3,361
  Installment                    646             1,299
  Other                          462               463
  Total general allowance      3,469             5,777

Unallocated allowance          8,211             5,149
Allowance for credit losses  $15,014           $14,722




The following table presents a summary of the Company's credit loss experience for the nine months ended
September 30, 1995 and 1994.

(Dollars in thousands)
                                  1995             1994
Balance of allowance at
  beginning of year             $14,722          $15,156

Loans actually charged-off:
  Real estate                        96              430
  Commercial, financial
    and agricultural              1,802            1,411
  Installment and credit card       944              593
  Other loans                        63                0
    Total loans charged-off       2,905            2,434

Recoveries of loans previously
  charged-off:
  Real estate                       198               56
  Commercial, financial
    and agricultural                621              706
  Installment and credit card       330              432
  Other loans                         4                0
    Total recoveries of loans     1,153            1,194

Net charge-offs                   1,752            1,240

Addition to allowance
  charged to expense              2,008              159
Transfer of other real
  estate owned allowance
  relating to in-substance
  foreclosure loans                  36
Allowance for credit losses     $15,014          $14,075



Ratio of net charge-offs to
  average loans outstanding         .16%             .13%
Ratio of allowance for credit
  losses to total loans            1.03             1.01
Ratio of allowance for credit
  losses to total
  non-performing loans           140.03           167.36







PART II. - OTHER INFORMATION


Item 1. - Legal Proceedings

The Company is subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from such litigation or threat thereof will not have a material adverse effect on the financial condition of the Company.


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



MID AM, INC.



BY:   Donald P. Hileman


Donald P. Hileman
Senior Vice President / Finance



DATE:   November 13, 1995






























MID AM, INC.


                                EXHIBIT INDEX


Exhibit No.      Description                     Page Number

    (1)          Statement Re Computation of
                   Earnings Per Common Share          23















































                          EXHIBIT 1



    Statement Recomputation of Earnings Per Common Share








MID AM, INC.

Statement Re Computation of Earnings Per Common Share

Attached to and made part of Part II of Form 10-Q for the three months ended September 30, 1995 and 1994, and nine months ended September 30, 1995 and 1994 (adjusted for 10% stock dividend paid May 17, 1995).

                            Three Months Ended September 30,
                                   1995          1994
Primary weighted average
  number of common shares
  for computation of
  earnings per common share     19,245,000    19,098,000

Fully diluted weighted
  average number of common
  shares for computation of
  earnings per common share     22,556,000    22,680,000


                             Nine Months Ended September 30,
                                   1995          1994
Primary weighted average
  number of common shares
  for computation of
  earnings per common share     19,203,000    19,040,000

Fully diluted weighted
  average number of common
  shares for computation of
  earnings per common share     22,657,000    22,617,000