Form 10-K
period 1995-12-31
MID AM INC
filed 1996-04-01
CIK 357066

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

                       Commission File No. 0-10585

                              Mid Am, Inc.
         (Exact Name of Registrant as Specified in its Charter)

         Ohio                              34-1580978
(State of Other Jurisdiction of          (IRS Employer
 Incorporation or Organization)       Identification Number)

222 South Main Street, Bowling Green, Ohio            43402
(Address of Principal Executive Office)             (Zip Code)

                                (419) 352-5271
                       (Registrant's Telephone Number)

Securities registered pursuant to Section 12 (b) of the Act:None
Securities registered pursuant to Section 12 (g) of the Act:

                       Common Stock, without par value
                               (Title of class)

$1.8125 Cumulative Convertible Preferred Stock, Series A, without par value
                               (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. [ ]

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X   No

Based on the closing sales price of March 15, 1996 the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $293,112,000.

The number of shares outstanding of the Registrant's common stock, without par value was 18,864,288 at March 15, 1996.

DOCUMENTS INCORPORATED BY REFERENCE*       WHERE INCORPORATED

Annual Report to Shareholders
  for year ended December 31, 1995          Parts II and IV

Definitive Proxy Statement dated
  February 29, 1996, for the Annual
  Meeting of Shareholders to be held
  April 17, 1996, and filed with the
  Securities and Exchange Commission
  on or about February 29, 1996             Part II

*As stated under various items of this report, only specified portions of such documents are incorporated by reference herein.


                                INDEX

                      MID AM, INC. - FORM 10-K
                FOR THE YEAR ENDED DECEMBER 31, 1995

                                                             10-K
                                                            Page
PART I
Item 1.  Business ........................................    3

Item 2.  Properties ......................................   22

Item 3.  Legal Proceedings ...............................   23

Item 4.  Submission of Matters to a Vote of Security
         Holders .........................................   23

PART II
Item 5.  Market for Registrant's Common Stock and Related
         Shareholder Matters .............................   23

Item 6.  Selected Financial Data .........................   23

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .............   24

Item 8.  Financial Statements and Supplementary Data .....   24

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure .............   24

PART III
Item 10. Directors and Executive Officers of Registrant ..   24

Item 11. Executive Compensation ..........................   27

Item 12. Security Ownership of Certain Beneficial Owners
         and Management ..................................   27

Item 13. Certain Relationships and Related Transactions ..   27

PART IV
Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K ............................   28

Signatures ...............................................   30

Exhibit Index ............................................   32


PART I

Item 1.  INFORMATION ABOUT MID AM, INC.

Mid Am, Inc. (the "Company") owns five commercial banks, with a total of 87 banking offices located in western Ohio along the Interstate 75 corridor and in southern Michigan. The Company also owns four nonbank subsidiaries, a collection agency in Ohio, a collection agency in Florida, a broker/dealer firm, and a data processing company whose principal function is to provide data processing and other administrative services to the Company's banking subsidiaries. Based on total assets as of December 31, 1995, the Company was the 9th largest bank holding company in Ohio. Operating through its five banking subsidiaries, Mid American National Bank and Trust Company, First National Bank Northwest Ohio, American Community Bank, N.A., AmeriFirst Bank, N.A. and Adrian State Bank (the "Subsidiaries"), the Company offers a wide range of lending, depository, trust, and related financial services to individual and business customers.

The Holding Company

Mid Am Inc.'s corporate philosophy is to encourage its bank subsidiaries to operate as locally-oriented community banks, augmented by experienced, centralized support from the Company in selected critical areas. This community bank orientation is reflected in the Subsidiaries' branch banking centers, which generally have advisory boards comprised of local business persons, professionals and other community representatives, that assist the banking centers in responding to local banking needs. The Subsidiaries concentrate on customer service and business development, while relying upon the support of the Company in identifying operational areas that can be effectively centralized without sacrificing the benefits of a local orientation. Primary candidates for centralization are those functions which are not readily visible to customers and those which are critical to risk management. Asset quality review, data processing, loan and deposit processing, certain mortgage banking activities, financial reporting, internal audit, compliance and funds management are among the functions which are managed at the holding company level.

The Company's market area is economically diverse, with a base of manufacturing, service industries, transportation and agriculture, and is not dependent upon any single industry or employer. Principal industries in the area include automotive, defense, glass manufacturing, health care, higher education, metal fabrication and trucking. The region benefits from a well-developed transportation system, including airports, Lake Erie and interstate highways. Total employment in the market area has increased modestly in recent years, although the population base is stable.

Mid Am Inc.'s strategic plan includes expansion and market diversification through internal growth and acquisitions of financial institutions and branches. The Company seeks acquisition partners with experienced management, which have significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Company also plans to devote significant resources toward the growth of its fee-based income over the next three years through internal efforts and/or through nonbank acquisitions, such as leasing, financing and various other types of businesses.

Currently, Mid Am, Inc. has no pending acquisitions. The
Company intends to continue to explore bank, thrift and nonbank acquisitions.

Mid Am, Inc. is likely to seek acquisition targets within its current market area or in areas contiguous to it. Sources of capital to support future growth will include future stock offerings and the Company's internally generated capital. In addition, Mid Am, Inc. may raise capital for acquisitions through future sales of securities in private placements or in the public markets. The Company will continue to consider acquisition targets that it determines would be attractive opportunities for future growth. Mid Am Inc.'s overall assessment of potential acquisitions will continue to emphasize managerial strengths, quality of assets and appropriateness of markets, as well as purchase price and overall economic and shareholder value.

The Subsidiaries

Mid Am Bank

Mid American National Bank and Trust Company ("Mid Am Bank"), headquartered in Toledo, Ohio, is the largest of the holding company's five bank subsidiaries and traces its corporate history to 1952. As of December 31, 1995, Mid Am Bank had total assets of $835 million. Mid Am Bank's loan portfolio contains a higher proportion of commercial loans, 29 percent as of December 31, 1995, than the other Subsidiaries, primarily due to its metropolitan market and in part as a result of participation in a Small Business Administration ("SBA") "preferred lender" program under which the SBA partially guarantees certain loans originated by Mid Am Bank. Commercial lending is generally considered to have higher credit risk than other forms of credit because of the higher average dollar amount of individual credits and the risk associated with potential diminution of the value of special purpose collateral (which often serves as security on commercial loans) in economic downturns.

The Toledo market, at the northeastern end of the Company's service area, has experienced substantial changes in employment composition during the past ten years, as historically large employers have been replaced in importance by an increasing number of smaller companies. In addition, the competition among financial institutions in Toledo has changed significantly in the past ten years as a result of the acquisition of the three largest Toledo-based bank holding companies and the two largest thrifts by holding companies headquartered outside the Toledo area. The Company believes that these changes and the value its customers place on long-term community-based banking relationships have created increased opportunities for growth in both loans and deposits in the Toledo market.

First National

First National Bank Northwest Ohio ("First National"), headquartered in Bryan, Ohio, was founded in 1933 and had total assets of $523 million as of December 31, 1995. First National's lending emphasis is on residential real estate mortgage loans, which represented approximately 38 percent of its loan portfolio as of December 31, 1995. Management believes First National is one of the leading mortgage originators in its four county primary market area in northwest Ohio.

The Company's market area in northwest Ohio, served by First National, includes the cities of Bryan and Defiance. The area's diverse economy includes manufacturing and agriculture. In recent years, the Company has broadened its banking efforts to include contiguous areas in Indiana and Michigan which share similar characteristics to the Company's primary market area.

AmeriCom

American Community Bank, N. A. ("AmeriCom") was formed as a result of the October 31, 1992 merger between two wholly owned subsidiaries, The Farmers Banking Company, N.A. ("Farmers Bank") and Citizens Loan and Building Company ("Citizens"). Farmers Bank and Citizens trace their banking operations to 1904 and 1882, respectively. Since the merger, AmeriCom has acquired Colonial Federal Savings Bank located in Bellefontaine, Ohio and various branches from Home Savings of America located in Marion and Marysville. AmeriCom had total assets of $404 million as of December 31, 1995. AmeriCom's market area in west central Ohio has experienced economic growth, principally due to its proximity to Honda of America Manufacturing, Inc.'s manufacturing facilities near Marysville, Ohio. AmeriCom's lending emphasis is on real estate mortgage loans, which represented approximately
72 percent of its loan portfolio as of December 31, 1995.

The Company's west central Ohio market area is served by AmeriCom which is headquartered in Lima. Historically, Lima has been closely affiliated with automotive parts manufacturing, oil refining and defense hardware production. While several Lima-based manufacturers have reduced their work force over the last decade, numerous small manufacturing and service companies have been created in outlying communities to supplement the local economy.

Marysville, located approximately 25 miles northwest of Columbus, Ohio, has been among the fastest growing areas in Ohio, primarily due to the presence of significant manufacturing and assembly operations of Honda of America Manufacturing, Inc. As a result of Honda's three manufacturing facilities, several outlying communities have experienced similar growth as component suppliers to Honda are locating in adjacent municipalities.

AmeriFirst

AmeriFirst Bank, N.A. ("AmeriFirst") was formed as a result of the March 19, 1993 merger of Home Federal Savings Bank ("Home Federal"), a federal savings association located in Xenia, Ohio, which was acquired on December 31, 1992 and Apollo Savings and Loan Company ("Apollo"), a state savings association located in Cincinnati, Ohio. AmeriFirst had total assets of $295 million as of December 31, 1995. During the third quarter of 1993, Amerifirst changed from a federal savings association to a national bank charter. AmeriFirst's lending emphasis is on real estate, which represents approximately 87 percent of its loan portfolio as of December 31, 1995.

AmeriFirst serves the Dayton and Cincinnati markets which include Wright Patterson Air Force Base and numerous major corporations. The areas economy includes automotive, defense, manufacturing and service industries.

Adrian State Bank

Adrian State Bank ("Adrian"), a state chartered commercial bank headquartered in Adrian, Michigan, was formed in 1893 and had total assets of $136 million as of December 31, 1995. Adrian, which completed its merger with the Company on February 28, 1995, marks the beginning of the Company's expected expansion into the southern Michigan market. Adrian's lending emphasis is on real estate, which represents approximately 76 percent of its loan portfolio as of December 31, 1995.

ICS and CCBS

Lucas County Credit Bureau, Inc., an Ohio corporation, d/b/a International Credit Service ("ICS"), and its affiliate, CCB Services, Inc. ("CCBS"), a Florida corporation, were acquired on November 30, 1994. ICS and CCBS engage in credit card collection, check collection and check guarantee activities.
ICS and CCBS had combined total assets of $3.4 million as of December 31, 1995.

MFI Investments Corp.

MFI Investments ("MFI") was chartered as a broker/dealer in 1959. The firm uses independent contractor investment representatives, and recruits only established brokers with well developed books of business. MFI has increased its field force by an average of 418 percent a year over the last five years to approximately 250 independent reps in 19 states. MFI brokers will begin to offer home mortgages and CDs, and is expected to eventually expand to offer a wide spectrum of banking services to their existing clients. MFI also provides back office support, due diligence, continuing education, flexibility, networking, and recognition to its reps. MFI brokers do not offer any proprietary products, so they are free to offer products which best suit their customer needs.

MAISI

Mid Am Information Services, Inc. ("MAISI"), an Ohio chartered non-banking subsidiary of the Company, was formed in 1990 for the purpose of providing data processing services, including loan and deposit processing, and informational services to the Company's subsidiaries on a contract basis.

Lending Activities

Focusing on developing strong, primary banking relationships with businesses and individuals in its market area, the Company generally limits its lending activities within western Ohio and southern Michigan. The Company focuses its commercial lending efforts on small and medium-sized companies and its real estate lending on owner-occupied one-to-four family residential properties and intends in the future to increase its emphasis on SBA guaranteed loans. Consistent with the Company's community bank philosophy, the Subsidiaries independently establish underwriting criteria and other loan origination practices. The Company does, however, provide guidelines regarding risk management, quality ratings, portfolio classification and loan participation procedures to provide a measure of consistency throughout the organization. The Company also has centralized the loan review function to improve in loan review and grading among the Company's Subsidiaries.

The Company's loan portfolio at December 31, 1995 was comprised of approximately 24 percent commercial loans, 64 percent real estate loans (including commercial real estate) and 12 percent consumer related installment and credit card loans. Less than 10 percent of the Company's portfolio consisted of agricultural loans or loans directly related to agricultural activities. The Company had an insignificant amount of "highly leveraged transactions", as defined by the banking regulators, and no foreign loans. The Company generally does not lend outside its overall market area and historically has not acquired participation interests from other financial institutions.

Commercial loans have accounted for a significant portion of the growth in the Company's loan portfolio in recent years. Commercial loans are made to a diverse group of industrial and service business customers. One particular area of emphasis is SBA guaranteed loans, in which the SBA guarantees between 75 percent and 90 percent of the principal of the loans made to eligible borrowers.

The Company has historically been a major residential real estate lender in its market area. Residential loans are typically sold in the secondary market promptly after origination; however, the Company retains a majority of the servicing rights, which represent a growing source of fee income. At December 31, 1995, the Company held servicing rights for approximately $1.29 billion in mortgage loans. All the banking subsidiaries are approved seller/servicers for the Federal Home Loan Mortgage Corporation (Freddie Mac). Real estate construction loans totalled $63 million or 4 percent of total loans at December 31, 1995. These loans generally involved residential construction, as the Company has generally avoided lending as a participant in large real estate development projects. At December 31, 1995, all real estate construction loans were performing.

Asset Quality

The Company's banking subsidiaries monitor the adequacy of their allowances for credit losses on a monthly basis. The banking subsidiaries formally document their evaluations of the adequacy of their allowances for credit losses on a quarterly basis and the evaluations are reviewed and discussed with each bank's respective Board of Directors. The holding company's Asset Quality Department presents a quarterly consolidated evaluation of the adequacy of the allowance for credit losses to the Company's Board of Directors. These evaluations of potential losses include a review of the current financial status and credit standing of borrowers and their prior history, an evaluation of available collateral, a review of loss experience in relation to outstanding loans, and management's judgment as to prevailing and anticipated economic conditions, among other relevant factors. Such factors include, among others, changes in the credit grade assigned to the loan by either the assigned officer or by the Company's Asset Quality Department from its periodic reviews of segments of the loan portfolios, and increases or decreases in specific reserves assigned to individual loans based upon changes in the fair value of collateral or changes in the estimated cash flows expected from the loans.

The Company's percentage of non-performing loans to total loans was 0.67 percent at December 31, 1995 as compared to 0.52 percent of total loans at December 3l, 1994. Non-performing loans at December 31, 1995 aggregated $9.8 million, as compared to $7.5 million at December 31, 1994. The Company's percentage of net charge-offs for the twelve months ended December 31, 1995 to average loans outstanding was 0.20 percent. At December 31, 1995, the Company's allowance for credit losses was 1.01 percent of total loans, as compared to 1.03 percent at December 31, 1994. The allowance for credit losses as a percentage of non-performing loans at December 31, 1995 was 151 percent compared to 197 percent at December 31, 1994. The ratio of non-performing assets to total loans plus other real estate owned was 0.72 percent at December 31, 1995, compared to 0.60 percent at December 31, 1994. Although there was a slight decline in the Company's asset quality from 1994 to 1995, management believes that its overall loan portfolio is of good quality and continual decline in quality is not apparent.

Loans now current, excluding non-performing loans, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms approximated $32,715,000 at December 31, 1995 as compared to $39,379,000 at December 31, 1994. These loans are being closely watched by management and the Boards of Directors of the subsidiaries. The classification of these loans, however, does not mean to imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. At December 31, 1995 and 1994 specific allocations of the allowance for credit losses related to these loans aggregated $3,359,000 and $3,408,000, respectively. The decrease in loans where some concern exists is primarily attributable to improvements in borrowers' financial condition which were identified by the Company's continuous process of loan review.



Sources of Funds

The primary sources of funds for the Subsidiaries are customer deposits, loan payments and principal prepayments of loans, maturities of investment securities and short-term borrowings. Because of the community orientation of the Subsidiaries, the Company's base of core deposits has been relatively stable. Total deposits averaged $1.79 billion in 1995 and $1.73 billion in 1994. At December 31, 1995, the Company had $1.86 billion in deposits, of which approximately 12 percent were noninterest-bearing demand deposits. The Company does not actively seek public deposits, and such deposits account for approximately 3 percent of total deposits. The Company has $19 million in brokered deposits.

To fund the growth of average loans during 1995, the Company increased average short-term and long-term borrowings $32 million or 28 percent from $111 million in 1994 to $143 million in 1995. The increase in short-term borrowing was primarily due to an increase in repurchase agreements and the increase in long-term borrowings was primarily due to an increase in Federal Home Loan Bank borrowings.

Competition

There is significant competition in the financial services industry in western Ohio among commercial banks. As a result of the deregulation of the financial services industry, the Company also competes with other providers of financial services such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, the mutual fund industry, full service brokerage firms and discount brokerage firms. Some of the Company's competitors, including certain regional bank holding companies which have made acquisitions in the Company's market area, have substantially greater resources than that of the Company, and as such, may have higher lending limits and may offer other services not available through the Subsidiaries.

The Subsidiaries compete on the basis of rates of interest charged on loans, the rates of interest paid for funds, the availability of services and the responsiveness to the needs of its customers.

Price Range of Common Stock and Dividends

Mid Am Inc.'s Common Stock is quoted on the NASDAQ National Market System under the symbol "MIAM. " The following table sets forth for the calendar periods indicated the range of the high and low last reported sale prices per share of the Company's Common Stock as derived from NASDAQ National Market System quotations, as well as the cash dividends declared per share for the same periods.

The sales price and cash dividend figures that follow have been adjusted to reflect the three-for-two stock split effected during 1993 and the 10 percent stock dividends declared and paid in 1995, 1994 and 1992.
                                                     Cash
                                High       Low     Dividends
   1993
     First Quarter            $ 13.23   $ 10.47    $ 0.13
     Second Quarter             12.81     10.88      0.14
     Third Quarter              13.23     10.88      0.14
     Fourth Quarter             12.81     10.54      0.14
   1994
     First Quarter            $ 13.02   $ 11.78    $ 0.14
     Second Quarter             12.19     11.16      0.15
     Third Quarter              13.53     11.98      0.15
     Fourth Quarter             13.52     11.82      0.15
   1995
     First Quarter            $ 13.86   $ 12.73    $ 0.15
     Second Quarter             15.38     12.95      0.16
     Third Quarter              16.50     15.38      0.16
     Fourth Quarter             17.00     16.25      0.16
   1996
     Through February          $18.00   $ 16.38       -


As of March 15, 1996, Mid Am Inc.'s Common Stock was held by approximately 8,200 holders of record.

Dividend Policy

The Company and its predecessor, Mid Am Bank, have paid cash dividends on its Common Stock for 40 consecutive years. In addition to cash dividends, the Company also periodically pays stock dividends to its shareholders, at the discretion of the Board of Directors. The Company paid 10 percent stock dividends in 1995, 1994 and 1992.

The payment and amount of future dividends on the Common Stock will be determined by the Board of Directors and will depend on, among other things, the earnings, financial condition and cash requirements of the Company at the time such payment is considered, and on the ability of the Company to receive dividends from its affiliates, the amount of which is subject to regulatory limitations.


The Company has outstanding 1,389,726 shares of Cumulative
Convertible Preferred Stock, Series A, as of March 15, 1996, which has a dividend preference feature over the Company's Common
Stock.

Supervision and Regulation

General

Bank holding companies and banks are extensively regulated under both federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable law or regulation may have a material effect on the business of the Company.

As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956 (the "BHCA") and its examination and reporting requirements. Under the BHCA, bank holding companies may not (subject to certain limited exceptions) directly or indirectly acquire the ownership or control of more than 5 percent of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior written approval of the Board of Governors of the Federal Reserve System ("FRB"). In addition, bank holding companies are generally prohibited under the BHCA from engaging in nonbanking activities, subject to certain exceptions.

Payment of Dividends

The Company is a legal entity separate and distinct from its banking and other subsidiaries. Most of the Company's revenues result from dividends paid to it by its bank subsidiaries. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by the Company to its shareholders.

Each national banking association is required by federal law to obtain the prior approval of the Office of the Comptroller of the Currency ("OCC") for the declaration and payment of dividends if the total of all dividends declared by the board of directors of such bank in any year will exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

The Company's only state bank, Adrian, may pay dividends only to the extent they do not exceed the bank's retained net profits plus the current years income.

Under the foregoing dividend restrictions, the Company's banking subsidiaries, as of December 31, 1995, without obtaining regulatory approvals, can declare aggregate dividends of approximately $13.4 million from retained net profits of the preceding two years, plus an amount approximately equal to the net profits (as measured under current regulations), if any, earned for the period from January 1, 1996 through the date of declaration. During 1995, Company subsidiaries paid $38 million in dividends to the holding company for dividend payments to shareholders, for the repurchase program of Mid Am, Inc. common stock and for other general corporate purposes.

The payment of dividends by the Company and the Company's subsidiaries is also affected by various regulatory requirements and policies, such as the requirement to maintain capital at or above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FRB and the OCC have each indicated that paying dividends that deplete a bank's capital base to an inadequate level should be an unsafe and unsound banking practice. The FRB, the OCC and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Certain Transactions by the Company  with its Subsidiaries

There are also various legal restrictions on the extent to which the Company and its nondepository subsidiaries can borrow or otherwise obtain credit from, or engage in certain other transactions with, its depository subsidiaries. The "covered transactions" that an insured depository institution and its subsidiaries are permitted to engage in with their nondepository affiliates are limited to the following amounts: (i) in the case of any one such affiliate, the aggregate amount of covered transaction of the insured depository institution and its subsidiaries cannot exceed 10 percent of the capital stock and the surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20 percent of the capital stock and surplus of the insured depository institution. In addition, extensions of credit that constitute covered transactions must be collateralized in prescribed amounts.

"Covered transactions" are defined by statute to include a loan or extension of credit to the affiliate, a purchase of securities issued by an affiliate, a purchase of assets from the affiliate (unless otherwise exempted by the FRB), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit for the benefit of an affiliate. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

Capital

The FRB has adopted risk based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital ("Total Capital") to risk weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8 percent. At least half of the Total Capital is to be composed of common stockholders' equity, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of perpetual preferred stock, less goodwill and other intangibles acquired after February 19, 1992 ("Tier l Capital"). The remainder may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves ("Tier 2 Capital").

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum Tier l Capital leverage ratio (Tier l Capital to total assets, less goodwill) of 3 percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a minimum Tier l Capital leverage ratio of 3 percent plus an additional cushion of 100 to 200 basis points. The FRB has not advised the Company of any specific minimum Tier l Capital leverage ratio applicable to it. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets (i.e. goodwill, core deposit intangibles and purchased mortgage servicing rights). Furthermore, the guidelines indicate that the FRB will continue to consider a "tangible Tier l Capital leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activities. As of December 31, 1995, the Company had a tangible Tier l Capital leverage ratio of 8.44 percent.

The following tables set forth the Tier l capital to risk-weighted assets ratios, the total capital to risk-weighted assets ratios and the Tier l leverage ratios for the Company as of certain dates and periods.


         Tier l Capital to Risk-Weighted Assets Ratio
             (in each case calculated pursuant to
               the risk-based capital guidelines)

As of:                      Mid Am
December 31, 1995           11.76
December 31, 1994           12.19
December 31, 1993           12.24

          Total Capital to Risk-Weighted Assets Ratio
             (in each case calculated pursuant to
               the risk-based capital guidelines)

As of:                      Mid Am
December 31, 1995           12.73
December 31, 1994           13.20
December 31, 1993           13.36

                     Tier l Leverage Ratio

As of:                      Mid Am
December 31, 1995            8.44
December 31, 1994            8.36
December 31, 1993            8.19


Each of the Company Subsidiaries is subject to similar capital requirements adopted by the FRB, the OCC or the FDIC and in the case of Adrian, the Michigan Financial Institution Bureau ("FIB"). At December 31, 1995, each of the Company Subsidiaries had a Tier l Capital ratio and a Total Capital ratio in excess of the requirements and a Tier l Capital leverage ratio in excess of
7.00 percent. No regulatory agency has advised any of the Company Subsidiaries of any specific applicable minimum Tier l Capital leverage ratio.

Failure to meet capital guidelines could subject an insured bank to a variety of enforcement remedies, including higher insurance premiums, termination of deposit insurance by the FDIC and a prohibition on the taking of brokered deposits.

It is possible that bank regulators will raise capital requirements applicable to banking organizations beyond their current levels. However, the management of the Company is unable to predict whether and when higher capital requirements might be imposed and, if they are imposed, at what levels and on what schedule.

The Company's Support of Subsidiary Banks

Under FRB policy, the Company is expected to act as a source of financial strength to each of its subsidiary banks and, if necessary, to commit resources to support each of such subsidiaries. This support may be required at times when, absent such FRB policy, the Company would not otherwise be required to provide it.

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank's shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder after three months' notice, to sell the stock of such shareholder to make good the deficiency.

Under Michigan Law, if the capital of a Michigan state-chartered bank (such as Adrian) has become impaired by losses or otherwise, the FIB may require that the deficiency in capital be met by assessment upon the bank's shareholders, pro rata, and if any such assessment is not paid by any shareholder within 30 days, cause the sale of stock of such shareholder to pay such assessment and the cost of sale of such stock.

Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment. This priority would apparently apply to guarantees of capital plans under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

FDIC Insurance Assessments

The Company's subsidiary banks are subject to FDIC deposit insurance assessments. The current assessment rates for deposits insured by the Bank Insurance Fund ("BIF") range from 0.00 percent to 0.27 percent depending upon the assessment category into which the insured institution is placed. The current assessment rates for deposits insured by the Savings Association Insurance Fund ("SAIF") range from 0.23 percent to 0.31 percent depending upon the assessment category into which the insured institution is placed. Most deposits acquired by the Company in its thrift acquisitions have deposits insured by SAIF.

FDICIA

FDICIA, which became law on December 19, 1991, substantially revises the bank regulatory and funding provisions of the Federal
Deposit Insurance Act and makes revisions to several other federal banking statutes.

Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA established five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier depends upon where its capital levels are in relation to various relevant capital measures, which includes a risk-based capital measure and a leverage ratio capital measure, and certain other factors.

A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation of each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2 percent. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating.

Regulations establishing the specific capital tiers have been adopted. Under these regulations, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent, and a Tier l leverage ratio of at least 5 percent, and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8 percent, a Tier l risk-based capital ratio of at least 4 percent, and a leverage ratio of at least 4 percent (and in some cases 3 percent). Under these new regulations, the banking subsidiaries of the Company were all well capitalized as of December 31, 1995.

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5 percent of the depository institution's total assets at the time it became undercapitalized, and (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it were significantly undercapitalized.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce the total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

Under FDICIA, the FDIC is permitted to provide financial assistance to an insured bank before appointment of a conservator or receiver only if (i) such assistance would be the least costly method of meeting the FDIC's insurance obligations, (ii) grounds for appointment of a conservator or a receiver exist or are likely to exist, (iii) it is unlikely that the bank can meet all capital standards without assistance, and (iv) the bank's management has been competent, has complied with applicable laws, regulations, rules and supervisory directives and has not engaged in any insider dealing, speculative practice or other abusive activity.

FDICIA directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares and other standards as they deem appropriate. Because such standards have been proposed but not yet finalized, management is unable to assess their impact.

FDICIA also contains a variety of other provisions that may affect the operations of depository institutions including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirements that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Under regulations relating to the brokered prohibition, Mid Am Bank is well capitalized and may accept brokered deposits without restriction.

Regulation of Proposed Acquisitions

In general, any direct or indirect acquisition by the Company of any voting shares of any bank which would result in the Company's direct or indirect ownership or control of more than 5 percent of any class of voting shares of such bank, and any merger or consolidation of the Company with another bank holding company, will require the prior written approval of the Federal Reserve Board under the Bank Holding Company ("BHC") Act. In reaching its decision on an application for such approval, the Federal Reserve Board must consider a number of factors, including the effect of the proposed acquisition or merger on competition in relevant geographic and product markets, the financial condition of both parties, capital adequacy before and after the proposed acquisition, the managerial resources and future prospects of the parties, the convenience and needs of the communities to be served, and the prior record of both the Company's existing bank subsidiaries and the bank to be acquired (or the bank subsidiaries of the other party to the merger) under the Community Reinvestment Act. Amendments made to the BHC Act by FDICIA further require the Federal Reserve Board (a) to disapprove any application by a bank holding company which fails to provide the Board with adequate assurances that it will furnish to the Board information on the operations and activities of such bank holding company and its affiliates determined by the Board to be appropriate to determine and enforce compliance with the statue, and (b) in its consideration of managerial resources, to include consideration of the competence, experience and integrity of the officers, directors, and principal shareholders of the parties.

The merger or consolidation of an existing bank subsidiary of the Company with another bank, or the acquisition by such a bank subsidiary of assets of another bank, or the assumption of liability by such a bank subsidiary to pay any deposits in another bank, will require the prior written approval of the responsible federal bank regulatory agency under the Bank Merger Act. In reaching its decision, the responsible federal bank regulatory agency must consider a number of factors, including the effect of the proposed transaction on competition in relevant geographic and product markets, the financial and managerial resources and future prospects of the parties, capital adequacy before and after the proposed transaction, the convenience and needs of the communities to be served, and the prior record of both the Company's existing bank subsidiaries and the other bank under the Community Reinvestment Act. In addition, an application to, and the prior approval of, the Federal Reserve Board may be required under the BHC Act in certain such cases.

In all of the foregoing cases, the required regulatory approvals are subject to public notice and comment procedures. Adverse public comments received, or adverse considerations raised by the regulatory agencies, may delay or prevent consummation of the proposed transaction. In addition, such a transaction generally may not be consummated before the 30th calendar day (or if the Attorney General has made no adverse comment to the Federal Reserve Board thereon, such shorter period not less than 15 calendar days as the Board may specify with the concurrence of the Attorney General) after final approval of the transaction by the federal regulatory agency. In some of the foregoing cases, prior approvals of state bank regulatory authorities must also be obtained prior to consummation of the proposed transactions.

The BHC Act generally prohibits bank holding companies, such as the Company, from acquiring direct or indirect ownership or control of voting shares or assets of any company other than a bank, unless the company involved is engaged solely in one or more activities which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Any such acquisition will require, except in certain limited cases, the prior approval of the Federal Reserve Board.

In evaluating an application for its approval of such an acquisition, the Federal Reserve Board will consider whether the performance by an affiliate of the Company of the activity can reasonably be expected to produce benefits to the public (such as greater convenience, increased competition, or gains in efficiency) that outweigh possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices). The Board may apply different standards to activities proposed to be commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern. The Board's consideration will also include an evaluation of the financial and managerial resources of the Company, including its existing subsidiaries, and of any entity to be acquired, and the effect of the proposed transaction on those resources. This required regulatory approval is subject to public notice and comment procedures, and adverse public comments received, or adverse considerations raised by the regulatory agencies, may delay or prevent consummation of such an acquisition. Such an acquisition may also require 30 days prior notice to the Department of Justice and the Federal Trade Commission.

FIRREA amended the BHC Act in 1989 to permit the Federal Reserve Board to approve an application by any bank holding company to acquire and operate a savings association as a nonbank subsidiary of such bank holding company. A bank holding company such as the Company may apply to the Board for permission to acquire and operate a savings association engaged only in deposit-taking, lending and other activities that the Board has determined to be permissible for bank holding companies, in accordance with the procedures and standards described in the preceding paragraph.

The direct or indirect acquisition of control of a savings association by a bank holding company would also require the prior approval of the Director of the Office of Thrift Supervision ("OTS") of the Department of the Treasury under the Home Owners Loan Act ("HOLA"), and may also require prior approval of state regulatory officials. In the case of an application by a bank holding company such as the Company, which did not already control a savings association, to acquire control of a single savings association, the OTS may deny the application under the HOLA if it determines that the financial and managerial resources and future prospects of the applicant and the savings association involved are such that the acquisition would be detrimental to the savings association or to the insurance risk of the applicable deposit insurance fund of the FDIC. FDICIA amended HOLA to require the OTS to include, in its determination of the managerial resources of the applicant and the association, consideration of the competency, experience and integrity of the officers, directors and principal shareholders of both parties. In addition, the OTS will consider other factors in connection with such an application, including capital adequacy before and after the proposed acquisition and potential anti-competitive effects. Applications to acquire more than one savings association, and applications by entities which are already savings and loan holding companies, require the application by the OTS of different and more restrictive standards in reaching its determination whether to approve such applications.

The direct or indirect acquisition of control of a savings association by a bank holding company such as the Company which does not already control a savings association will cause the bank holding company to become a savings and loan holding company. Each company becoming a savings and loan holding company must register as such with the OTS within 90 days after becoming a savings and loan holding company. Thereafter, the savings and loan holding company is subject to regulation, periodic reporting requirements, and examination by the OTS. In the case of a bank holding company which is also a savings and loan holding company, such OTS regulation is in addition to continuing regulation by the Federal Reserve Board under the BHC Act.

Employees

As of December 31, 1995, the Company and its Subsidiaries had approximately 978 full-time and 387 part-time employees. The
Company considers its and its Subsidiaries' employee relations to be good. None of the employees are covered by a collective bargaining agreement.


Item 2.  PROPERTIES

The Company's executive offices are located at an office building in Bowling Green, Ohio, which is owned by Mid Am Bank. The subsidiaries operate 87 banking centers, of which 72 are owned, 2 are leased from various other parties and 13 are leased from Bancsites, Inc. ("Bancsites") under long-term lease agreements. Bancsites was a wholly-owned subsidiary of Mid Am Bank until 1977, when Mid Am Bank distributed all shares of Bancsites to its shareholders. Certain senior management officials of Bancsites also serve as senior management officials of Mid Am Bank.

The Company also owns its Bowling Green operations center building which houses substantially all of the internal data processing functions of the Company and its subsidiaries.

The Company owns a ten-story commercial office building in downtown Toledo, Ohio, which serves as Mid Am Bank's executive offices, as well as a full service banking center.


Item 3.  LEGAL PROCEEDINGS

The Company's broker/dealer subsidiary, MFI, is a correspondent in a consolidated NASD Arbitration (NASD Case No. 95-05733). The Case revolves around an investment advisor unaffiliated with MFI or the Company who is not a party to the arbitration as he is believed to be uncollectible. The four Claimants allege that certain trades directed by the unaffiliated investment advisor were executed by employees of MFI, and as a result, the Claimants suffered an economic loss of approximately $3,000,000. The causes of action are brought under theories of negligence, breach of contract, negligent hiring and failure to supervise. The Claimants demand relief of actual damages, attorneys' fees, interest and costs. Management of the Company intends to vigorously contest this action, and is unable to form an opinion as to the likely outcome of the arbitration.

The Company is subject to additional pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from such litigation or threat thereof will not have a material effect on the Company's results of operations or financial condition.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.



PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated herein by reference from the sections entitled "Common Stock Prices, Dividends and Yields", "Stock Information" and Note 16 of the
Consolidated Financial Statements on pages 53 and 45, respectively, of the Company's 1995 Annual Report to Shareholders
(See Exhibit 13.1 attached hereto).


Item 6.  SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference from the sections entitled "Selected Quarterly Data", "Summary of Financial Data" and "Management's Discussion and Analysis and Statistical Information" on pages 11 through 28 of the Company's 1995 Annual Report to Shareholders (See Exhibit
13.1 attached hereto).


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference from the section entitled "Management's Discussion and Analysis and Statistical Information" on pages 11 through 28 of the Company's 1995 Annual Report to Shareholders (See Exhibit
13.1 attached hereto).


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference from the consolidated financial statements, together with the report thereon of Price Waterhouse dated January 22, 1996, on pages 29 through 46 and from the section entitled "Other Financial Data" on page 1 of the Company's 1995 Annual Report to Shareholders. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7 and 14, the 1995 Annual Report to Shareholders is not to be deemed filed as part of this report (See Exhibit 13.1 attached hereto).


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item for Directors is incorporated herein by reference from the section entitled
"Election of Directors" on pages 1 through 4 of the Company's
Proxy statement dated February 29, 1996 (See Exhibit 20.1 attached hereto).






The following table sets forth the names and ages and business experience of each of the executive officers of the Company. Each executive officer of the Company is appointed by the Board of Directors on an annual basis, and serves at the pleasure of the Board.

                           Position With Company or       Officer
Executive Officer    Age   Subsidiary and Experience       Since*

Edward J. Reiter      56   Chairman and Chief Executive      1969
                           Officer of the Company and
                           Chairman of Mid Am Bank;
                           formerly President and Chief
                           Executive Officer of Mid Am Bank.

David R. Francisco    49   President and Chief Operating     1970
                           Officer of the Company;
                           formerly Chief Executive
                           Officer of First National.

Dennis L. Nemec       51   Executive Vice President/         1979
                           Chief Financial Officer of the
                           Company; formerly Senior Vice
                           President/Finance of the Company.


W. Granger Souder     35   Executive Vice President/         1989
                           General Counsel of the Company;
                           formerly employed as a securities
                           attorney in private practice.

Jerry R. Biederman    30   Senior Vice President/            1994
                           Director of Audit of the Company;
                           formerly Audit Supervisor of
                           Society Management Company.

Donald P. Hileman     43   Senior Vice President/            1990
                           Finance of the Company; formerly
                           Senior Vice President and Chief
                           Financial Officer of First National.

Christine Koster      43   Senior Vice President/            1989
                           Training and Development of the
                           Company; formerly Vice President/
                           Training and Development of the
                           Company.




David L. Mead         40   Senior Vice President/            1995
                           Finance; formerly a Professor at
                           Bluffton College and Senior Vice
                           President and Chief Financial
                           Officer of Mid Am Bank.

Cynthia A. Rossman    39   Senior Vice President/            1985
                           Marketing and Planning of the
                           Company.

Jeffrey S. Schatz     38   Senior Vice President/            1985
                           Funds Management of the
                           Company; formerly Vice President/
                           Finance and Treasurer of Citizens.

Robin Wooddall        32   Senior Vice President/            1992
                           Human Resources of the Company;
                           formerly Vice President/Human
                           Resources of the Company.

Patrick A. Kennedy    49   President and Chief Executive     1981
                           Officer of Mid Am Bank; formerly
                           Executive Vice President/Lending
                           of Mid Am Bank; formally Senior Vice
                           President/Lending of First National.

James F. Burwell      45   President and Chief Executive     1980
                           Officer of First National;
                           formerly President and Chief
                           Operating Officer of First National;
                           Executive Vice President and cashier
                           of First National.

Cathleen F. Oxner     43   President and Chief Executive     1994
                           Officer of AmeriCom; formerly a
                           Plant Manager of Procter and Gamble.

Donald P. Southwick   39   President and Chief Executive     1994
                           Officer of AmeriFirst; formerly
                           Senior Vice President of
                           C.B. Financial Corporation.

Bernard A. Sikorski   53   President and Chief Executive     1995
                           Officer of Adrian State Bank;
                           formerly Executive Vice President
                           and Director of Marketing of
                           Banc One Mortgage Corporation.



James C. Burkhart     42   President and Chief Executive     1982
                           Officer of Mid Am Information
                           Services, Inc.; formerly Vice
                           President/Data Processing of
                           Mid Am Bank.

Mark S. Mandula       39   President and Chief Executive     1994
                           Officer of International Credit
                           Service; formerly Executive Vice
                           President/Principal-Austin Associates.


*Includes period in which executive officer was an officer of a subsidiary or acquired company.


Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the sections entitled "Election of Directors" on pages 1 through 4, "Executive Compensation" on pages 5 through 8 and "Report On Executive Compensation" on pages 8 through 10 of the Company's Proxy Statement dated February 29, 1996 (See
Exhibit 20.1 attached hereto).


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The information required by this item is incorporated herein by reference from the section entitled "Election of Directors" on pages 1 through 4 of the Company' s Proxy Statement dated February 29, 1996 (See Exhibit 20.1 attached hereto). The Company has no knowledge of any person or any group (as defined in Section 13.d.3 of the Securities Exchange Act of 1934) which owns in excess of five percent of the outstanding common stock of the Company.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the sections entitled "Transactions with Management" and "Relationships with Affiliates" on page 12 of the Company's Proxy Statement dated February 29, 1996 (See Exhibit
20.1 attached hereto).




PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

(a) Financial Statement Schedules

The following documents are filed as part of this report:

                                          Page in Annual Report *
Report of Independent Accountants ...................      29
Consolidated Statement of Condition at
  December 31, 1995 and 1994 ........................      30
Consolidated Statement of Earnings for
  the three years ended December 31, 1995 ...........      31
Consolidated Statement of Changes in Shareholders'
  Equity for the three years ended December 31, 1995       32
Consolidated Statement of Cash Flows for the
  three years ended December 31, 1995 ...............   33-34
Notes to Consolidated Financial Statements ..........   35-46


*Incorporated by reference from the indicated pages of the 1995
Annual Report to Shareholders. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


The following Exhibits required by Item 601 of Regulation S-K are filed as part of this report:

   Exhibit
   Number              Exhibit
    3.1       Restated Articles of Incorporation of the Company,
                as amended
    3.2       Code of Regulations of the Company
   10.1       Description of Incentive Plan of the Company
   10.2       Description of Deferred Compensation Plan of the
                Company
   10.3       Stock Option Plan of the Company
   10.4       Employee Stock Ownership and Pension Plan of the
                Company
   10.5       Employee Stock Ownership and Savings Plan of the
                Company (401K)
   10.6       Pension Make-Up Plan of the Company (SERP)
   10.7       Form of Change in Control Agreements with Certain
                Executive Officers of the Company



   13.1       The Company's 1995 Annual Report to Shareholders.
                Except for the portions of the report
                expressly incorporated by reference,
                the Report is furnished solely for the
                information of the Commission and
                is not deemed "filed" as part hereof.
   18.0       Change in Accounting Principle
                The information required by this exhibit is incorporated herein by reference from
                Note 1 of the Consolidated Financial
                Statements on pages 35 through 36 of the Company's 1995 Annual Report to Shareholders (See Exhibit 13.1)
   20.1       The Company's Proxy Statement dated February 29,
                1996 for its 1996 Annual Meeting
                  The information required by this exhibit is
                    incorporated herein by reference from the Company's Proxy Statment dated February 29, 1996, filed with the Securities and Exchange Commission on February 29, 1996.
   21.1       Subsidiaries of the Company
   23.1       Consent of Independent Accountants
   24.1       Power of Attorney
   27.1       Financial Data Schedule


(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 1995.










                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto daily authorized on February 22, 1996.

                              MID AM, INC.

                         BY:  Dennis L. Nemec

                              Dennis L. Nemec
                              Executive Vice President and C.F.O.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                              Signatures

       *
Edward J. Reiter    Director/Chairman/C.E.O.   February 22, 1996


David R. Francisco  Director/President/C.O.O.  February 22, 1996


Dennis L. Nemec     Exec. Vice Pres./C.F.O.    February 22, 1996

       *
Gerald D. Aller            Director            February 22, 1996

       *
James F. Bostdorff         Director            February 22, 1996

       *
David A. Bryan             Director            February 22, 1996

       *
Wayne E. Carlin            Director            February 22, 1996


Charles G. Hilbert         Director            February 22, 1996

       *
D. James Hilliker          Director            February 22, 1996


Harry G. Kessler           Director            February 22, 1996

       *
Walter L. Lamb,Jr.         Director            February 22, 1996


James E. Laughlin          Director            February 22, 1996

       *
Marilyn O. McAlear         Director            February 22, 1996

       *
Blair D. Miller            Director            February 22, 1996

       *
Thomas S. Noneman          Director            February 22, 1996

       *
Emerson J. Ross,Jr.        Director            February 22, 1996

       *
C. Gregory Spangler        Director            February 22, 1996

       *
Jerry L. Staley            Director            February 22, 1996

       *
Robert E. Stearns          Director            February 22, 1996

       *
Richard G. Tessendorf,Jr.  Director            February 22, 1996

       *
Donald D. Thomas           Director            February 22, 1996

       *
Douglas J. Shierson        Director            February 22, 1996


*The undersigned attorney-in-fact, by signing his name below, does hereby sign this Report on Form 10-K on behalf of the above-named officers and directors pursuant to a power of attorney executed by such persons and filed with the Securities and Exchange Commission contemporaneously herewith.

                         BY:  Dennis L. Nemec

                              Dennis L. Nemec
                              Attorney-In-Fact




                                 FORM 10-K
                               EXHIBIT INDEX



Exhibit
Number       Exhibit

 3.1         Restated Articles of Incorporation of
               the Company as amended
 3.2         Code of Regulations of the Company
10.1         Description of Incentive Plan of the Company
10.2         Description of Deferred Compensation Plan
               of the Company
10.3         Stock Option Plan of the Company
10.4         Employee Stock Ownership and Pension plan
               of the Company
10.5         Employee Stock Ownership and Savings Plan
               of the Company (401K)
10.6         Pension Make-up Plan of the Company (SERP)
10.7         Form of Change in Control Agreements with
               Certain Executive Officers of the Company
13.1         The Company's 1995 Annual Report to Shareholders
               Except for the portions of the report expressly incorporated by reference, the Report is furnished solely for the information of the Commission and is not deemed "filed" as part hereof.
18.0         Change in Accounting Principle
               The information required by this exhibit is incorporated herein by reference from
               Note 1 of the Consolidated Financial Statements on pages 35 through 37 of the Company's 1995 Annual Report to Shareholders (See Exhibit 13.1).
20.1         The Company's Proxy Statement dated February 29,
               1996 for its 1996 Annual Meeting
                 The information required by this exhibit is
                   incorporated herein by reference from the Company's Proxy Statement dated February 29, 1996, filed with the Securities and Exchange Commission on February 29, 1996.
21.1         Subsidiaries of the Company
23.1         Consent of Independent Accountants
24.1         Power of Attorney
27.1         Financial Data Schedule