Form 10-Q
period 1996-03-31
MID AM INC
filed 1996-05-15
CIK 357066

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

Commission File No. 0-10585


                    Mid Am, Inc.
(Exact Name of Registrant as Specified in its Charter)

            Ohio                           34-1580978
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)        Identification Number)

222 South Main Street, Bowling Green, Ohio        43402
(Address of Principal Executive Offices)        (Zip Code)

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business on April 30, 1996.

Common Stock, without par value - 18,794,182 shares











MID AM, INC.


INDEX


PART I -  FINANCIAL INFORMATION                      Page Number

Item 1.   Financial Statements

          Consolidated Statement of Condition
          (Unaudited)
          March 31, 1996 and December 31, 1995              3

          Consolidated Statement of Earnings
          (Unaudited)
          Three months ended March 31, 1996 and 1995        4

          Consolidated Statement of Cash Flows
          (Unaudited)
          Three months ended March 31, 1996 and 1995        5

          Notes to Consolidated Financial Statements        7

Item 2.   Management's Discussion/Analysis and
          Statistical Information                           9


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                18

Item 2.   Changes in Securities                            19

Item 3.   Defaults Upon Senior Securities                  19

Item 4.   Submission of Matters to a Vote
          of Security Holders                              19

Item 5.   Other Information                                19

Item 6.   Exhibits and Reports on Form 8-K                 19

SIGNATURES                                                 20

EXHIBIT INDEX                                              21


PART I. - FINANCIAL INFORMATION

MID AM, INC.   Consolidated Statement of Condition-(Unaudited)

                          March 31, 1996     December 31, 1995
Assets                           (Dollars in thousands)
Cash and due from banks      $   76,138          $  102,600
Int-bearing deposits in banks     2,380               3,372
Federal funds sold               63,815              72,558
Securities available for sale   479,181             461,997
Loans held for sale              14,865              12,642
Loans, net of unearned fees   1,455,229           1,475,651
Allowance for credit losses     (14,689)            (14,859)
  Net loans                   1,440,540           1,460,792
Bank premises and equipment      49,059              49,489
Int receivable/other assets      46,069              41,301
  Total Assets               $2,172,047          $2,204,751

Liabilities
Demand deposits(non-interest)$  178,202          $  223,945
Savings deposits                593,076             593,807
Other time deposits           1,042,014           1,042,390
  Total Deposits              1,813,292           1,860,142
Federal funds purchased and
  securities sold under
  agreements to repurchase      100,872              87,548
Capitalized lease
  obligations and debt           48,134              48,405
Int payable/other liabilities    17,602              13,818
  Total Liabilities           1,979,900           2,009,913

Shareholders' Equity
Preferred stock - no par value
  Authorized - 2,000,000
  Issued - 1,387,926 and
    1,422,744 shares             34,698              35,569
Common stock - stated value
    of $3.33 per share
  Authorized - 35,000,000
  Issued - 19,569,961
  and 19,492,726 shares          65,232              64,975
Surplus                          92,336              91,723
Retained earnings                12,470               9,529
Treasury stock
  736,681 and 522,361 shares    (12,270)             (8,424)
Unrealized (losses)/gains on
  securities avail for sale        (319)              1,466
  Total Shareholders' Equity    192,147             194,838
  Total Liabilities and
    Shareholders' Equity     $2,172,047          $2,204,751

MID AM, INC.  Consolidated Statement of Earnings-(Unaudited)

                            Three Mths Ended
                               March 31,
                             1996     1995
                         (Dollars in thousands)
Interest Income
Int and fees on loans       $33,241  $31,257
Int on deposits in banks         23       31
Int on federal funds sold       913      224
Int on taxable investments    6,004    6,217
Int on tax exempt investment    758      850
  Total Interest Income      40,939   38,579

Interest Expense
Int on deposits              18,570   15,975
Int on borrowed funds         1,838    2,091
  Total Interest Expense     20,408   18,066

  Net Interest Income        20,531   20,513
Provision for credit losses     559      410
  Net Interest Income After
  Provision Credit Losses    19,972   20,103

Non-interest Income
Service charge deposit accts  1,628    1,459
Mortgage banking              2,842    1,493
Brokerage commissions         3,500    1,753
Collection agency fees        1,014      884
Net gains on security sales     325       34
Other income                  2,245    1,867
  Total Non-interest Income  11,554    7,490

Non-interest Expense
Salaries / employee benefits 10,042    8,759
Net occupancy expense         1,291    1,271
Equipment expense             1,903    1,755
Other expenses                8,525    7,327
  Total Non-interest Expense 21,761   19,112

  Income before income taxes  9,765    8,481
Applicable income taxes       3,158    2,673

  Net Income                $ 6,607  $ 5,808
  Net Income Available to
    Common Shareholders     $ 5,968  $ 5,080

Earnings per Common Share:
   Primary                  $   .31  $   .27
   Fully diluted            $   .30  $   .26

MID AM, INC.  Consolidated Statement of Cash Flows-(Unaudited)

                                 Three Months Ended March 31,
                                       1996         1995
Operating Activities                (Dollars in thousands)
Net income                         $   6,607    $   5,808
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
Provision for credit losses              559          410
Provision for depreciation
  and amortization of assets           2,283        2,102
Proceeds from sales of mortgage
  and other loans held for sale      169,036       33,487
Mortgage and other loans
  originated for sale               (169,247)     (28,920)
Net gains on sales of assets          (2,375)        (517)
Increase in interest receivable
  and other assets                    (4,092)      (5,381)
Increase in interest payable
  and other liabilities                3,784          959
Net Cash Provided By
  Operating Activities                 6,555        7,948

Investing Activities
Net decrease (increase) in interest-
  bearing deposits in other banks        992       (1,677)
Net decrease (increase) in
  federal funds sold                   8,743      (45,371)
Proceeds from sales of securities
  available for sale                   8,129        4,651
Proceeds from maturities and paydowns
   of securities available for sale   25,924        3,143
Purchases of securities
  available for sale                 (53,984)      (3,181)
Proceeds from maturities and paydowns
  of investment securities                          1,149
Purchases of investment securities                   (100)
Proceeds from maturities and paydowns
  of mortgage-backed securities                     4,362
Proceeds from sales of loans             911       25,595
Net decrease (increase) in loans      18,461      (41,828)
Proceeds from sales of other
  real estate owned                      247          219
Proceeds from sales of bank
  premises and equipment                 181          127
Purchases of bank premises
  and equipment                       (1,313)        (784)
Net Cash Provided By (Used For)
  Investing Activities                 8,291      (53,695)

MID AM, INC.  Consolidated Statement of Cash Flows-(Unaudited)

                                 Three Months Ended March 31,
                                       1996         1995
Financing Activities                (Dollars in thousands)
Net decrease in demand
  deposits and savings accounts      (46,474)     (38,400)
Net (decrease) increase in
  other time deposits                   (376)      80,098
Net increase in federal
  funds purchased and securities
  sold under agreements repurchase    13,324        1,023
Repayment of capitalized lease
  obligations and debt                  (271)     (56,458)
Proceeds from issuance of debt                     48,705
Cash dividends paid                   (3,666)      (3,740)
Treasury stock
  (net of reissuance, 234 and 36)     (3,845)        (169)
Preferred stock conversions,
  fractional shares and other items                   (90)
Net Cash (Used For) Provided By
  Financing Activities               (41,308)      30,969

Net decrease in cash and
  due from banks                     (26,462)     (14,778)
Cash and due from banks at the
  beginning of the period            102,600       85,553
Cash and due from banks at the
  end of the period                $  76,138    $  70,775


Supplemental Schedule of Noncash
  Investing and Financing Activities

Securitization of loans
  held for sale and transferred to
  securities available for sale    $  27,463    $   2,937

Transfers from loans to other
  real estate owned                $     363    $     154

Unrealized (losses) gains on
  securities available for sale    $  (2,747)   $   3,560
Adjustment to deferred tax               962       (1,245)
Adjustment to shareholders' equity $  (1,785)   $   2,315

MID AM, INC.

Notes to Consolidated Financial Information - (unaudited)

1.   Accounting Principles

The consolidated financial statements of Mid Am, Inc. (the "Company") include the accounts of Mid American National Bank and Trust Company ("Mid Am Bank"), First National Bank Northwest Ohio ("First National"), American Community Bank, N.A. ("AmeriCom"), AmeriFirst Bank, N.A. ("AmeriFirst"), Adrian State Bank ("Adrian"), International Credit Service, Inc. ("ICS"),
CCB Services, Inc. ("CCBS"), MFI Investments Corp. ("MFI"),
MFI Insurance Agency, Inc., Mid Am Information Services, Inc. ("MAISI"), Mid Am Credit Corp. ("MACC") (See Note 2) and Mid Am of Michigan, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Prior to 1994, Mid Am, Inc.'s business related solely to commercial banking and related services which for financial reporting purposes was considered a single business segment. In 1994, two collection companies were acquired, in 1995, a broker/dealer company was acquired and in 1996, a full service equipment leasing and financing unit was formed which are considered to be additional business segments; however, the revenues, operating profit and assets of the collection business, broker/dealer business and leasing and financing business are not material for separate disclosure and the Company's predominant business continues to be banking.

In the opinion of management of the Company, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of and for the periods presented have been made. Such adjustments consisted only of normal recurring items.

2. Formation of Leasing Unit

On March 19, 1996 the Company announced the formation of Mid Am Credit Corp., a full service equipment leasing and financing unit. MACC will concentrate primarily on medical equipment financing on a nationwide basis. MACC, as a wholly owned subsidiary of the Company, will be headquartered in Columbus, Ohio and will maintain a satellite office in Los Angeles, California.

3.  Repurchase Program

On April 20, 1995, the Board of Directors of the Company authorized management to undertake purchases of up to 1,375,000 shares of the Company's outstanding common stock over a twelve month period in the open market or in privately negotiated transactions. The shares reacquired are held in Treasury and reserved for use in the Company's stock option plan and for future stock dividend declarations. The program represents a maximum of 7.5 percent of the Company's outstanding shares. As of March 31, 1996 the Company has repurchased approximately 703,000 shares.

4.  Subsequent Events

As of April 30, 1996, the Company has repurchased approximately
764,000 shares through its repurchase program.

Item 2. - Management's Discussion/Analysis and Statistical
          Information

Three Months Ended March 31, 1996 and 1995

Results of Operations

For the three months ended March 31, 1996, net income increased $799,000 to $6,607,000 compared to $5,808,000 for the same period in 1995. Earnings per common share for the three months ended March 31, 1996 were $.31 ($.30 fully diluted) and $.27 ($.26 fully diluted) for the same period in 1995. For the three months ended March 31, 1996, the annualized return on average common shareholders' equity was 15.06 percent and the annualized return on average assets was 1.23 percent compared to
13.99 percent and 1.13 percent, respectively, for the same period in 1995.

Net Interest Income

Net interest income remained level at $20,531,000 in the first quarter of 1996, as compared to $20,513,000 for the same period in 1995. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the type and mix of interest-earning assets and interest-bearing liabilities. The Company's net interest margin for the three months ended March 31, 1996 was 4.19 percent compared to 4.41 percent for the same period in 1995. The net interest margin decreased primarily due to the narrowing of the Company's interest rate spread caused by the cost of funds rising faster than yields on interest-earning assets. The primary reason for the cost of funds increase was due to higher interest rates in the first quarter of 1996 as compared to the same period in 1995.

Provision for Credit Losses

The provision for credit losses increased $149,000 or 36 percent to $559,000 in the first quarter of 1996 compared to $410,000 in the first quarter of 1995. Net charge-offs were $729,000 or
0.20 percent (annualized) of average loans during the three months ended March 31, 1996, compared to $382,000 or 0.11 percent (annualized) for the same period in 1995. The increase in net charge-offs was primarily due to an increase in charge-offs of installment loans at one banking subsidiary. The provision for credit losses reflects the amount necessary in management's opinion to maintain an adequate allowance, based upon its analysis of the loan portfolio (including the loan growth rate and change in the mix of the loan portfolio) and general economic conditions.

At March 31, 1996, the Company's allowance for credit losses as a percentage of loans was 1.01 percent compared to 1.01 percent at December 31, 1995 and 1.02 percent at March 31, 1995. At March 31, 1996, the Company's allowance for credit losses represented 159 percent of non-performing loans as compared to 151 percent and 172 percent at December 31, 1995 and March 31, 1995, respectively.

Non-Interest Income

For the three months ended March 31, 1996, non-interest income increased $4,064,000 or 54 percent to $11,554,000 compared to $7,490,000 for the same period in 1995. The increase is due primarily to an increase of $1,349,000 or 90 percent in mortgage banking, an increase of $1,747,000 or 100 percent in brokerage commissions and an increase of $291,000 in net gains on sales of securities in the first quarter of 1996 as compared to the same period in 1995. Mortgage banking increased primarily due to an increase in net gains on sales of loans and brokerage commissions increased primarily due to an increase in transactions related to the volatility in the stock market.

Non-Interest Expense

For the three months ended March 31, 1996, non-interest expense increased $2,649,000 or 14 percent to $21,761,000 compared with $19,112,000 for the same period in 1995. For the three months ended March 31, 1996, salaries and employee benefits expense increased $1,283,000 or 15 percent to $10,042,000 compared to $8,759,000 for the same period in 1995. The increase was primarily due to an increase in the number of employees. Equipment expense increased $148,000 or 8 percent to $1,903,000 for the first quarter of 1996 as compared to $1,755,000 for the same period in 1995. The increase in equipment expense was primarily due to an increases in depreciation expense ($142,000). Other expenses increased $1,198,000 or 16 percent to $8,525,000 for the three months ended March 31, 1996 as compared to the same period for 1995. The increase was primarily due to increases in brokerage commissions expense ($946,000), credit card processing expense ($96,000) and miscellaneous expense ($311,000), offset by a decrease in FDIC premiums ($561,000). Effective January 1, 1996, the Federal Deposit Insurance Corporation eliminated the bank insurance fund assessments which were $.04 per $100 of deposits. The U.S. Congress is currently considering legislation which may result in a significant one-time assessment for the Savings Association Insurance Fund ("SAIF"). At December 31, 1995, the Company has in excess of $600,000,000 of its deposits which are insured through SAIF. If the one-time assessment is enacted by Congress, the Company will incur a material nonrecurring deposit insurance expense in the period that the legislation is enacted.

Income Taxes

The provision for income taxes for the first quarter of 1996 increased $485,000 or 18 percent to $3,158,000 compared to $2,673,000 for the same period in 1995. The increase was due primarily to higher pretax income and a higher effective tax rate of 32.3 percent for the first quarter of 1996 as compared to 31.5 percent for the same period in 1995.

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

For the Company's bank subsidiaries, the primary sources of liquidity at March 31, 1996 were federal funds sold of $63,815,000, securities available for sale of $479,181,000 and loans held for sale of $14,865,000. At December 31, 1995, the primary sources of liquidity were federal funds sold of $72,558,000, securities available for sale of $461,997,000 and loans held for sale of $12,642,000.

Since the Company is a holding company and does not conduct operations, its primary source of liquidity is dividends paid to it by its subsidiary financial institutions. However, certain restrictions exist regarding the ability of its bank subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. For national banks, the approval of the Office of the Comptroller of the Currency is required in order to pay dividends in excess of the subsidiaries' earnings retained for the current year plus retained net profits for the preceding two years. Adrian State Bank can pay dividends up to the total amount of retained earnings as long as certain minimum capital ratios are maintained. As of March 31, 1996, $10,969,000 was available for distribution to the Company as dividends without prior regulatory approval.

Cash and due from banks decreased by $26,462,000 during the three months ended March 31, 1996 to $76,138,000 from $102,600,000 at December 31, 1995. Operating activities provided $6,555,000 of cash in the three months ended March 31, 1996 as compared to cash provided of $7,948,000 for the same period in 1995. For the three months ended March 31, 1996, cash provided by operating activities was primarily attributable to net income. For the same period in 1995, the cash provided by operating activities was primarily due to net income as well as proceeds from sales of mortgage and other loans held for sale. The Company originated approximately $169,247,000 of mortgage loans in the three months ended March 31, 1996, as compared to $28,920,000 for the same period in 1995. The increase in mortgage originations was primarily due to a decrease in market rates which led to an increase in refinancing and new mortgage activity. The higher mortgage banking activity in 1996 compared to 1995 resulted in an increase in the amount of cash required to fund mortgage loans. The higher activity also resulted in an increase in volume of sales of mortgage loans providing cash (from $169,247,000 to $33,487,000) which more than offset the cash used for higher originations.

Cash of $8,291,000 was provided by investing activities during the three months ended March 31, 1996 compared to cash used for investing activities of $53,695,000 during the three months ended March 31, 1995, an increase in cash flows from investing activities of $61,986,000. The primary reason for the increase in cash flows used for investing activities was the net decrease in loans in 1996 of $18,461,000 compared to a net increase of $41,828,000 for the same period in 1995 and the net decrease in federal funds sold in 1996 of $8,743,000 compared to a net increase of $45,371,000 for the same period in 1995. The net decrease in loans and federal funds sold for the first three months of 1996 was partially offset by the $53,984,000 of purchases of securities available for sale.

Cash used for financing activities was $41,308,000 during the three months ended March 31, 1996 as compared to $30,969,000 of cash provided by financing activities for the same period in 1995. The cash used for financing activities in 1996 was primarily due to a decrease in demand deposits and savings accounts of $46,474,000, partially offset by a net increase in federal funds purchased and securities sold under agreements to repurchase of $13,324,000. The cash provided by financing activities in 1995 was primarily due to a net increase in other time deposits of $80,098,000, partially offset by a net decrease of $38,400,000 in demand deposits and savings accounts. The increase in other time deposits during the first three months of 1995 was primarily due to the Company marketing time deposits with prepaid interest and time deposits at current market rates outside the Company's market area. Common stock repurchases aggregating $4,079,000 were made for the three months ending March 31, 1996 in connection with the Company's repurchase program authorized by the Board of Directors on April 20, 1995.

Liquidity is within the Company's internal guidelines and adequate to provide funds to meet loan requests and deposit withdrawals.

Capital Resources

The Federal Reserve Board ("FRB") has established risk-based capital guidelines that must be observed by bank holding companies and banks. Under these guidelines, total qualifying capital is categorized into two components -- Tier I and Tier II capital. Tier I capital generally consists of common shareholders' equity, perpetual preferred stock (subject to limitations) and minority interests in subsidiaries. Subject to limitations, Tier II capital includes certain other preferred stock and debentures, and a portion of the reserve for credit losses. These ratios are expressed as a percentage of risk-adjusted assets, which include various risk-weighted percentages of off-balance sheet exposures, as well as assets on the balance sheet. The FRB regulations governing the various capital ratios do not recognize the effects of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" on capital relating to changes in market value of securities available for sale.

At March 31, 1996, a minimum Tier I capital ratio of 4.00 percent and a total capital ratio of 8.00 percent are required. The Company's qualifying capital at March 31, 1996 exceeds both the Tier I and Tier II risk-based capital guidelines. In addition, a capital leverage ratio is used in connection with the risk-based capital standards which is defined as Tier I capital divided by quarterly average total assets adjusted for certain items. The minimum leverage ratio under this standard is 3 percent for the highest rated bank holding companies which are not undertaking significant expansion programs. An additional 1 percent to 2 percent may be required for other companies, depending upon their regulatory ratings and expansion plans. The primary regulatory authorities of the Company and its subsidiaries have not advised the Company of its minimum Tier I leverage ratio, and therefore, it is not possible to calculate the minimum leverage ratio. At March 31, 1996, the Company's leverage ratio, Tier I, and combined Tier I and Tier II (total capital) ratios were 8.37 percent, 11.57 percent and 12.51 percent, respectively.

Capital ratios applicable to the Company's banking subsidiaries at March 31, 1996 are as follows:
                                                     Total
                                           Tier I  Risk-based
                               Leverage   Capital   Capital
Regulatory Capital Requirements
     Minimum                     3.00       4.00      8.00
     Well-capitalized            6.00       8.00     10.00

Bank Subsidiaries
     Mid Am Bank                 7.30       9.17     10.36
     First National              7.33      10.13     10.57
     AmeriCom                    6.92      11.58     12.59
     AmeriFirst                  7.08      10.31     11.17
     Adrian                      6.70       9.58     10.83


Asset/Liability Management

As of March 31, 1996, the Company is maintaining a manageable positive gap position for asset and liability repricing within a twelve-month period, and therefore does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates.


Asset Quality

At March 31, 1996, the Company's percentage of non-performing loans (non-accrual loans, loans past due 90 days or more and restructured loans) to total loans was 0.64 percent, as compared to 0.67 percent at December 31, 1995 and 0.59 percent at March 31, 1995. Non-performing loans at March 31, 1996 aggregated $9,250,000, a decrease of $581,000 or 6 percent from December 31, 1995. The Company's percentage of net charge-offs for the three months ended March 31, 1996 and March 31, 1995 to average loans outstanding were 0.20 percent (annualized) and 0.11 percent (annualized), respectively. At March 31, 1996, the Company's allowance for credit losses was 1.01 percent of total loans, as compared to 1.01 percent and 1.02 percent at December 31, 1995 and March 31, 1995, respectively. The allowance for credit losses as a percentage of non-performing loans at March 31, 1996 was 159 percent compared to 151 percent at December 31, 1995 and 172 percent at March 31, 1995. The ratio of non-performing assets (constituting the sum of non-performing loans and other real estate owned) to total loans plus other real estate owned was 0.69 percent at March 31, 1996, compared to 0.72 percent and
0.67 percent at December 31, 1995 and March 31, 1995, respectively. As of March 31, 1996, based upon a review of the loan portfolio (including the loan growth rate and change in the mix of the loan portfolio), management believes the allowance for credit losses is adequate.

Loans now current but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $27,614,000 and $32,715,000 at March 31, 1996 and December 31, 1995,
respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The classification of these loans, however, does not mean to imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. The decrease in loans where some concern exists is primarily attributable to the Company's continuous process of loan review which has identified various improvements in the financial condition of certain of the individual borrowers. In the opinion of management, these loans require close monitoring despite the fact that they are performing according to their terms. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group. At March 31, 1996 and December 31, 1995, specific allocations of the allowance for credit losses related to these loans aggregated $3,231,000 and $3,359,000, respectively. The provision for these loans is based on the Company's assessment of the adequacy of the current level of the allowance for credit losses, recent charge-off experience, the level of recoveries and other factors delineated in the Company's reserve policy.

The Company, through its bank subsidiaries, owns approximately $6,200,000 of lease receivables representing approximately 1,000 leases which were purchased from and are being serviced by The Bennett Funding Group, Inc., a Syracuse-based company which recently filed for bankruptcy protection. The Company has taken steps to remove its leases from the bankruptcy estate and is pursuing all other remedies available to it. While the timeliness of future payments and the ultimate collectibility of the leases remains uncertain, the Company does not currently believe it will be subject to a material loss.

The following table presents asset quality information for each of the Company's banking subsidiaries at March 31, 1996.

(Dollars in thousands)

                Mid Am   First
                 Bank   National  AmeriCom  AmeriFirst  Adrian
Loans:
Non-accrual     $3,980    $323     $1,648    $1,983      $194
Contractually
  past due 90
  days or more      62     354        428       147        53
Restructured         0       0         78         0         0
Total
  non-performing
  loans          4,042     677      2,154     2,130       247
Other real
  estate owned     152       0        315        23         0
Total
  non-performing
  assets        $4,194    $677     $2,469    $2,153      $247

Non-performing
 loans to
 total loans       .74     .20        .90       .98       .23
Non-performing
 assets to total
 loans plus
 other real
 estate owned      .76     .20       1.03      1.00       .23
Allowance for
 credit losses
 to total
 non-performing
 loans          189.31  243.72     113.14     80.23    502.43
Allowance for
 credit losses
 to total
 non-performing
 assets         182.45  243.72      98.70     79.38    502.43
Ratio of net
 charge-offs to
 average loans
 outstanding       .30     .01        .08      1.22      (.24)
Ratio of
 allowance for
 credit losses
 to total loans   1.39     .48       1.02       .79      1.16

The following table sets forth the Company's allocation of the allowance for credit losses as of March 31, 1996 and December 31, 1995.

(Dollars in thousands)
                        March 31, 1996    December 31, 1995

Specific allowance
  Real estate                $   286           $   320
  Commercial                   3,558             3,989
  Installment                    339               560
  Total specific allowance     4,183             4,869

General allowance
  Real estate                    729             1,190
  Commercial                     392               670
  Installment                    573               659
  Other                          455               474
  Total general allowance      2,149             2,993

Unallocated allowance          8,357             6,997
Allowance for credit losses  $14,689           $14,859


The following table presents a summary of the Company's credit loss experience for the three months ended March 31, 1996 and 1995.

(Dollars in thousands)
                                  1996             1995
Balance of allowance at
  beginning of year             $14,859          $14,722

Loans actually charged-off:
  Real estate                        74               25
  Commercial, financial
    and agricultural                608              488
  Installment and credit card       797              213
    Total loans charged-off       1,479              726

Recoveries of loans previously
  charged-off:
  Real estate                       162               90
  Commercial, financial
    and agricultural                407              126
  Installment and credit card       181              128
    Total recoveries of loans       750              344

Net charge-offs                     729              382

Addition to allowance
  charged to expense                559              410
Transfer of other real
  estate owned allowance
  relating to in-substance
  foreclosure loans                                   36
Allowance for credit losses     $14,689          $14,786



Ratio of net charge-offs to
  average loans outstanding         .20              .11
Ratio of allowance for credit
  losses to total loans            1.01             1.02
Ratio of allowance for credit
  losses to total
  non-performing loans           158.80           172.47





PART II. - OTHER INFORMATION


Item 1. - Legal Proceedings

The Company's broker/dealer subsidiary, MFI, is a co-defendant in a consolidated NASD Arbitration (NASD Case No. 95-05733). The matter revolves around an investment advisor unaffiliated with MFI or the Company who is not a party to the arbitration as he is believed to be insolvent. The four Claimants allege that certain trades directed by the unaffiliated investment advisor caused an economic loss of approximately $3,000,000 to the Claimants. As the trades were executed by brokers of MFI, MFI and the individual brokers were made parties to the action. The causes of action are brought under theories of negligence, breach of contract, negligent hiring and failure to supervise. The Claimants demand relief of actual damages, attorneys' fees, interest and costs. Management of the Company intends to oppose the action vigorously and is currently unable to make an assessment as to the likely outcome of the arbitration.

Other than as described above, the Company is subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from such litigation will not have a material adverse effect on the financial condition or results of operations of the Company.

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


Item 6 - Exhibits and Reports on Form 8-K

       (a)     Exhibits

          1.  Statement Re Computation of Earnings Per
          Common Share

          2.  Press Release Announcing Formation of Leasing Unit


       (b)     Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 1996.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



MID AM, INC.



s/ Donald P. Hileman



Donald P. Hileman
Senior Vice President / Finance



DATE:   May 14, 1996

MID AM, INC.


                                EXHIBIT INDEX


Exhibit No.      Description                     Page Number

    (1)          Statement Re Computation of
                   Earnings Per Common Share          22

    (2)          Press Release Announcing
                   Formation of Leasing Unit        23-24

EXHIBIT  1



Statement Re Computation of Earnings Per Common Share


Attached to and made part of Part II of Form 10-Q for the three months ended March 31, 1996 and 1995.



                              Three Months Ended March 31,
                                   1996          1995
Primary weighted average
  number of common shares
  for computation of
  earnings per common share     19,126,000    19,131,000

Fully diluted weighted
  average number of common
  shares for computation of
  earnings per common share     22,305,000    22,684,000

EXHIBIT  2



Press Release Announcing Formation of Leasing Unit


David R. Francisco
President and Chief Operating Officer
(419) 327-6305

W. Granger Souder
Executive Vice President / General Counsel
(419) 327-6304


MID AM, INC. ANNOUNCES FORMATION OF LEASING UNIT

March 19, 1996 (Bowling Green, Ohio, NASDAQ: MIAM and MIAMP) Mid Am, Inc. today announced the formation of Mid Am Credit Corp., a full service equipment leasing and financing unit. The Company's latest business initiative will concentrate primarily on medical equipment financing on a nationwide basis. Mid Am Credit Corp., as a wholly owned subsidiary of Mid Am, Inc., will be headquartered in Columbus, Ohio and will maintain a satellite office in Los Angeles, California. The Company anticipates receiving regulatory approval in early April.

David R. Francisco, President and Chief Operating Officer of Mid Am, Inc. stated that "the health care equipment financing market represents a significant opportunity for our Company, and we have assembled an exceptionally talented team of individuals to lead this effort." Robert E. Dorr of Columbus, Ohio, will serve as President and CEO of Mid Am Credit Corp., and Paul T. Appel will serve as its Executive Vice President. The two bring to Mid Am over 30 years of experience in the equipment leasing and financing business. "We have concluded that the health care financing market is particularly attractive in view of the low levels of business failures, high average incomes and the rapid changes in the health care field," says Mr. Dorr. "New practice and practice acquisition financing markets are currently underserved, which provides a remarkable opportunity for us to serve health care professionals nationwide."

Since mid-1995, Mid Am, Inc. has devoted significant resources toward the development of existing and additional fee-based businesses, and has stated its objective of increasing its gross fee-based income by $20 million over three years. "This exciting new business venture represents a significant step toward our corporate fee income goals," said Mr. Francisco. "And as Mid Am Credit Corp. develops financing relationships with health care professionals in its markets, we intend to offer them additional products and services made available by other affiliates of Mid Am, Inc."

Mid Am, Inc. is the ninth largest bank holding company in Ohio and is headquartered in Bowling Green, Ohio. The Company's affiliates include Mid American National Bank and Trust Company, Toledo; First National Bank Northwest Ohio, Bryan; American Community Bank, N.A., Lima; AmeriFirst Bank, N.A., Xenia and Cincinnati; Adrian State Bank, Adrian, Michigan; International Credit Service, Toledo and CCB Services, Clearwater, Florida; MFI Investments Corp., Bryan; and Mid Am Information Services, Inc., Bowling Green, the Company's technology and operations affiliate.

- -end-