Form 10-Q
period 1996-06-30
MID AM INC
filed 1996-08-14
CIK 357066

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business on July 31, 1996.

Common Stock, without par value - 18,648,364 shares











MID AM, INC.


INDEX


PART I -  FINANCIAL INFORMATION                      Page Number

Item 1.   Financial Statements

          Consolidated Statement of Condition
          (Unaudited)
          June 30, 1996 and December 31, 1995               3

          Consolidated Statement of Earnings
          (Unaudited)
          Six months ended June 30, 1996 and 1995           4

          Consolidated Statement of Cash Flows
          (Unaudited)
          Six months ended June 30, 1996 and 1995           5

          Notes to Consolidated Financial Statements        7

Item 2.   Management's Discussion/Analysis and
          Statistical Information                           9


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                21

Item 2.   Changes in Securities                            21

Item 3.   Defaults Upon Senior Securities                  21

Item 4.   Submission of Matters to a Vote
          of Security Holders                              22

Item 5.   Other Information                                22

Item 6.   Exhibits and Reports on Form 8-K                 22

SIGNATURES                                                 23

EXHIBIT INDEX                                              24

PART I. - FINANCIAL INFORMATION

MID AM, INC.   Consolidated Statement of Condition-(Unaudited)

                           June 30, 1996     December 31, 1995
Assets                           (Dollars in thousands)
Cash and due from banks      $   74,807          $  102,600
Int-bearing deposits in banks     1,557               3,372
Federal funds sold               16,915              72,558
Securities available for sale   471,089             461,997
Loans held for sale               5,614              12,642
Loans, net of unearned fees   1,472,227           1,475,651
Allowance for credit losses     (14,665)            (14,859)
  Net loans                   1,457,562           1,460,792
Bank premises and equipment      48,905              49,489
Int receivable/other assets      48,420              41,301
  Total Assets               $2,124,869          $2,204,751

Liabilities
Demand deposits(non-interest)$  184,774          $  223,945
Savings deposits                588,988             593,807
Other time deposits           1,029,408           1,042,390
  Total Deposits              1,803,170           1,860,142
Federal funds purchased and
  securities sold under
  agreements to repurchase       88,128              87,548
Capitalized lease
  obligations and debt           33,069              48,405
Int payable/other liabilities    14,629              13,818
  Total Liabilities           1,938,996           2,009,913

Shareholders' Equity
Preferred stock - no par value
  Authorized - 2,000,000
  Issued - 1,331,727 and
    1,422,744 shares             33,293              35,569
Common stock - stated value
    of $3.33 per share
  Authorized - 35,000,000
  Issued - 19,710,372
  and 19,492,726 shares          65,700              64,975
Surplus                          93,201              91,723
Retained earnings                14,968               9,529
Treasury stock
1,005,891 and 522,361 shares    (17,232)             (8,424)
Unrealized (losses)/gains on
  securities avail for sale      (4,057)              1,466
  Total Shareholders' Equity    185,873             194,838
  Total Liabilities and
    Shareholders' Equity     $2,124,869          $2,204,751

MID AM, INC.  Consolidated Statement of Earnings-(Unaudited)

                            Three Mths Ended   Six Mths Ended
                                June 30,          June 30,
                             1996     1995     1996     1995
                                 (Dollars in thousands)
Interest Income
Int and fees on loans       $32,365  $32,606  $65,606  $63,863
Int on deposits in banks         41       54       64       85
Int on federal funds sold       795    1,023    1,708    1,247
Int on taxable investments    6,704    6,403   12,708   12,620
Int on tax exempt investment    726      783    1,484    1,633
  Total Interest Income      40,631   40,869   81,570   79,448
Interest Expense
Int on deposits              18,045   18,393   36,615   34,368
Int on borrowed funds         1,724    1,924    3,562    4,015
  Total Interest Expense     19,769   20,317   40,177   38,383

  Net Interest Income        20,862   20,552   41,393   41,065
Provision for credit losses   1,076      734    1,635    1,144
  Net Interest Income After
  Provision Credit Losses    19,786   19,818   39,758   39,921

Non-interest Income
Service charge deposit accts  1,684    1,543    3,312    3,002
Mortgage banking              2,571    1,924    5,413    3,488
Brokerage commissions         2,960    2,466    6,460    4,219
Collection agency fees        1,008      785    2,022    1,669
Net gains on security sales     461       22      786       56
Other income                  2,707    2,165    4,952    3,961
  Total Non-interest Income  11,391    8,905   22,945   16,395

Non-interest Expense
Salaries/employee benefits   10,146    8,281   20,188   17,040
Net occupancy expense         1,284    1,260    2,575    2,531
Equipment expense             2,005    1,816    3,908    3,571
Other expenses                8,710    7,757   17,235   15,084
  Total Non-interest Expense 22,145   19,114   43,906   38,226

  Income before income taxes  9,032    9,609   18,797   18,090
Applicable income taxes       2,921    3,142    6,079    5,815

  Net Income                $ 6,111  $ 6,467  $12,718  $12,275
  Net Income Available to
    Common Shareholders     $ 5,500  $ 5,764  $11,468  $10,844

Earnings per Common Share:
   Primary                  $   .29  $   .30  $   .60  $   .57
   Fully diluted            $   .28  $   .28  $   .57  $   .54

MID AM, INC.  Consolidated Statement of Cash Flows-(Unaudited)

                                   Six Months Ended June 30,
                                       1996         1995
Operating Activities                (Dollars in thousands)
Net income                         $  12,718    $  12,275
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
Provision for credit losses            1,635        1,144
Provision for depreciation
  and amortization of assets           4,599        4,268
Proceeds from sales of mortgage
  and other loans held for sale      267,525       94,029
Mortgage and other loans
  originated for sale               (257,251)    (108,265)
Net gains on sales of assets          (5,186)      (1,737)
Increase in interest receivable
  and other assets                    (5,053)      (6,814)
Increase in interest payable
  and other liabilities                  810        1,372
Net Cash Provided By (Used For)
  Operating Activities                19,797       (3,728)

Investing Activities
Net decrease (increase) in interest-
  bearing deposits in other banks      1,815         (417)
Net decrease (increase) in
  federal funds sold                  55,643      (47,009)
Proceeds from sales of securities
  available for sale                  26,633        7,264
Proceeds from maturities and paydowns
   of securities available for sale   44,461       19,338
Purchases of securities
  available for sale                 (34,812)     (36,155)
Proceeds from maturities and paydowns
  of investment securities                          2,572
Purchases of investment securities                   (340)
Proceeds from maturities and paydowns
  of mortgage-backed securities                     8,528
Proceeds from sales of loans           5,748       40,174
Net increase in loans                (57,081)     (62,832)
Proceeds from sales of OREO              413          333
Proceeds from sales of bank
  premises and equipment                 698          526
Purchases of bank premises
  and equipment                       (3,221)      (2,178)
Cash acquired through acquisitions                     31
Net Cash Provided By (Used For)
  Investing Activities                40,297      (70,165)

MID AM, INC.  Consolidated Statement of Cash Flows-(Unaudited)

                                   Six Months Ended June 30,
                                       1996         1995
Financing Activities                (Dollars in thousands)
Net decrease in demand
  deposits and savings accounts      (43,990)     (27,905)
Net (decrease) increase in
  other time deposits                (12,982)     106,086
Net increase in federal
  funds purchased and securities
  sold under agreements repurchase       580        6,507
Repayment of capitalized lease
  obligations and debt               (15,335)     (63,063)
Proceeds from issuance of debt                     48,950
Cash dividends paid                   (7,279)      (7,483)
Treasury stock
  (net of reissuance, 303 and 462)    (8,808)      (2,805)
Preferred stock conversions,
  fractional shares and other items      (73)         (30)
Net Cash (Used For) Provided By
  Financing Activities               (87,887)      60,257

Net decrease in cash and
  due from banks                     (27,793)     (13,636)
Cash and due from banks at the
  beginning of the period            102,600       85,356
Cash and due from banks at the
  end of the period                $  74,807    $  71,720


Supplemental Schedule of Noncash
  Investing and Financing Activities

Securitization of loans and
  transferred to securities
  available for sale               $  53,198    $   3,430

Transfers from loans to other
  real estate owned                $     518    $     464

Loans on other real estate
  owned sold                       $     152

Unrealized (losses) gains on
  securities available for sale    $  (8,498)   $   7,681
Adjustment to deferred tax            (2,975)       2,686
Adjustment to shareholders' equity $  (5,523)   $   4,995

MID AM, INC.


Notes to Consolidated Financial Information - (unaudited)


1.   Accounting Principles

The consolidated financial statements of Mid Am, Inc. (the "Company") include the accounts of Mid American National Bank and Trust Company ("Mid Am Bank"), First National Bank Northwest Ohio ("First National"), American Community Bank, N.A. ("AmeriCom"), AmeriFirst Bank, N.A. ("AmeriFirst"), Adrian State Bank ("Adrian"), Mid Am Recovery Services, Inc., successor company to International Credit Service, Inc. and CCB Services, Inc.,
MFI Investments Corp. ("MFI"), MFI Insurance Agency, Inc.,
Mid Am Information Services, Inc., Mid Am Credit Corp. ("MACC") and Mid Am of Michigan, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Prior to 1994, Mid Am, Inc.'s business related solely to commercial banking and related services which for financial reporting purposes was considered a single business segment. In 1994, two collection companies were acquired, in 1995, a retail brokerage firm was acquired and in 1996, a full service equipment leasing and financing unit was formed which are considered to be additional business segments. The revenues, operating profit and assets of the collection business, retail brokerage business and leasing and financing business however, are not material for separate disclosure and the Company's predominant business continues to be banking.

In the opinion of management of the Company, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of and for the periods presented have been made. Such adjustments consisted only of normal recurring items.


2.  Repurchase Program

On May 16, 1996, the Board of Directors of the Company authorized management to undertake purchases of up to 1,000,000 shares of the Company's outstanding common stock over a twelve month period in the open market or in privately negotiated transactions. This new authorization follows the expiration of the Company's 1995 authorization to repurchase up to 1,375,000 shares of common stock. Under the 1995 authorization, the Company reacquired approximately 792,000 shares of common stock. The shares reacquired are held as treasury stock and reserved for use in the Company's stock option plan and for future stock dividend declarations. As of June 30, 1996 the Company had repurchased approximately 173,000 shares of common stock pursuant to its 1996 repurchase program.

3.  Subsequent Events

As of July 31, 1996, the Company has repurchased approximately
228,000 shares of common stock pursuant to its 1996 repurchase program.

Item 2. - Management's Discussion/Analysis and Statistical
          Information

Three Months Ended June 30, 1996 and 1995

Results of Operations

For the three months ended June 30, 1996, net income decreased $356,000 to $6,111,000 compared to $6,467,000 for the same period in 1995. Earnings per common share for the three months ended June 30, 1996 were $.29 ($.28 fully diluted) and $.30 ($.28 fully diluted) for the same period in 1995. For the three months ended June 30, 1996, the annualized return on average common shareholders' equity was 14.08 percent and the annualized return on average assets was 1.14 percent compared to
15.21 percent and 1.21 percent, respectively, for the same period in 1995.

Net Interest Income

Net interest income increased $310,000 to $20,862,000 in the second quarter of 1996, as compared to $20,552,000 for the same period in 1995. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the type and mix of interest-earning assets and interest-bearing liabilities. The Company's net interest margin for the three months ended June 30, 1996 was 4.29 percent compared to 4.24 percent for the same period in 1995. The Company's net interest margin and interest rate spread improved primarily due to a decrease in the cost of funds and an increase in average noninterest-bearing deposits that funded interest-earning assets.

Provision for Credit Losses

The provision for credit losses increased $342,000 or 47 percent to $1,076,000 in the second quarter of 1996 compared to $734,000 in the second quarter of 1995. Net charge-offs were $1,047,000 or 0.29 percent (annualized) of average loans during the three months ended June 30, 1996, compared to $606,000 or 0.17 percent (annualized) for the same period in 1995. The increase in net charge-offs was primarily due to an increase of $416,000 in charge-offs of installment loans. The provision for credit losses reflects the amount necessary in management's opinion to maintain an adequate allowance, based upon its analysis of the loan portfolio (including the loan growth rate and change in the mix of the loan portfolio) and general economic conditions.

At June 30, 1996, the Company's allowance for credit losses as a percentage of loans was 1.00 percent compared to 1.01 percent at December 31, 1995 and 1.02 percent at June 30, 1995. At June
30, 1996, the Company's allowance for credit losses represented 145 percent of non-performing loans as compared to 151 percent and 185 percent at December 31, 1995 and June 30, 1995, respectively. The decrease in the Company's asset quality ratios is primarily due to the lease receivables from Bennett Funding Group, Inc. (See "Asset Quality".)

Non-Interest Income

For the three months ended June 30, 1996, non-interest income increased $2,486,000 or 28 percent to $11,391,000 compared to $8,905,000 for the same period in 1995. The increase is due primarily to an increase of $647,000 or 34 percent in mortgage banking, an increase of $494,000 or 20 percent in brokerage commissions, an increase of $223,000 or 28 percent in collection agency fees and an increase of $439,000 in net gains on sales of securities in the second quarter of 1996 as compared to the same period in 1995. Net gains on sales of securities increased due to the Company taking advantage of market conditions by selling selected securities and reinvesting the proceeds in higher yielding assets. Mortgage banking increased primarily due to an increase in net gains on sales of loans, brokerage commissions increased primarily due to an increase in transactions resulting from increases in the volume of the level of customer transactions and collection agency fees increased due to an increase in commercial collection fees.

Non-Interest Expense

For the three months ended June 30, 1996, non-interest expense increased $3,031,000 or 16 percent to $22,145,000 compared with $19,114,000 for the same period in 1995. For the three months ended June 30, 1996, salaries and employee benefits expense increased $1,865,000 or 23 percent to $10,146,000 compared to $8,281,000 for the same period in 1995. The increase was primarily due to an increase in the number of employees. The increase in the number of employees was primarily due to the startup of MACC in April, 1996, the acquisiton of small collection agencies in the Florida area, new bank branch locations and new employees at the bank subsidiaries to handle increases in lending activity. Equipment expense increased $189,000 or 10 percent to $2,005,000 for the second quarter of 1996 as compared to $1,816,000 for the same period in 1995. The increase in equipment expense was primarily due to an increase of $166,000 in depreciation expense. Other expenses increased $953,000 or 12 percent to $8,710,000 for the three months ended June 30, 1996 as compared to the same period in 1995. The increase was primarily due to increases in brokerage commission expense ($308,000), printing and supplies ($155,000), other professional fees ($110,000), telephone expense ($108,000), loan origination expenses ($110,000), marketing expenses ($87,000), miscellaneous expense ($286,000) and various other expenses (postage, travel, credit card processing fees, losses on sales of fixed assets which aggregated $266,000), offset by a decrease of $667,000 in FDIC premiums. The decrease in FDIC premiums was due to the Bank Insurance Fund premiums of $.23 per $100 of deposits in 1995 being eliminated in 1996. The U.S. Congress is currently considering legislation which may result in a significant one-time assessment for the Savings Association Insurance Fund ("SAIF"). At December 31, 1995, the Company has in excess of $600,000,000 of its deposits which are insured through SAIF. If the one-time assessment is enacted by Congress, the Company will incur a material nonrecurring deposit insurance expense in the period that the legislation is effective.

Income Taxes

The provision for income taxes for the second quarter of 1996 decreased $221,000 or 7 percent to $2,921,000 compared to $3,142,000 for the same period in 1995. The decrease was due primarily to lower pretax income and a lower effective tax rate of 32.3 percent for the second quarter of 1996 as compared to
32.7 percent for the same period in 1995.


Six Months Ended June 30, 1996 and 1995

Results of Operations

For the six months ended June 30, 1996, net income increased $443,000 to $12,718,000 compared to $12,275,000 for the same period in 1995. Earnings per common share for the six months ended June 30, 1996 were $.60 ($.57 fully diluted) and $.57 ($.54 fully diluted) for the same period in 1995. For the six months ended June 30, 1996, the annualized return on average common shareholders' equity was 14.57 percent and the annualized return on average assets was 1.18 percent compared to 14.61 percent and 1.18 percent, respectively, for the same period in 1995.

Net Interest Income

Net interest income increased $328,000 to $41,393,000 in the first half of 1996, as compared to $41,065,000 for the same period in 1995. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the type and mix of interest-earning assets and interest-bearing liabilities. The Company's net interest margin for the six months ended June 30, 1996 was 4.24 percent compared to 4.32 percent for the same period in 1995. The Company's net interest margin decreased primarily due to higher cost of funds in the first half of 1996 as compared to the same period in 1995.

Provision for Credit Losses

The provision for credit losses increased $491,000 or 43 percent to $1,635,000 in the first half of 1996 compared to $1,144,000 in the first half of 1995. Net charge-offs were $1,776,000 or 0.24 percent (annualized) of average loans during the six months ended June 30, 1996, compared to $988,000 or 0.14 percent (annualized) for the same period in 1995. The increase in net charge-offs was primarily due to an increase of $942,000 in charge-offs of installment loans. The provision for credit losses reflects the amount necessary in management's opinion to maintain an adequate allowance, based upon its analysis of the loan portfolio (including the loan growth rate and change in the mix of the loan portfolio) and general economic conditions.

Non-Interest Income

For the six months ended June 30, 1996, non-interest income increased $6,550,000 or 40 percent to $22,945,000 compared to $16,395,000 for the same period in 1995. The increase is due primarily to an increase of $1,925,000 or 55 percent in mortgage banking revenue, an increase of $2,241,000 or 53 percent in brokerage commissions, an increase of $353,000 or 21 percent in collection agency fees, an increase of $954,000 or 29 percent in other income and an increase of $730,000 in net gains on sales of securities in the first half of 1996 as compared to the same period in 1995. Net gains on sales of securities increased due to the Company taking advantage of market conditions by selling selected securities and reinvesting the proceeds in higher yielding assets. Mortgage banking increased primarily due to an increase in net gains on sales of loans, brokerage commissions increased primarily due to an increase in transactions related to the volatility in the stock market, and collection agency fees increased due to an increase in retail and commercial collection fees. Other income increased primarily due to gains on sales of other loans ($274,000), credit card fees ($159,000), electronic banking fees ($102,000) and international banking fees ($99,000).

Non-Interest Expense

For the six months ended June 30, 1996, non-interest expense increased $5,680,000 or 15 percent to $43,906,000 compared with $38,226,000 for the same period in 1995. For the six months ended June 30, 1996, salaries and employee benefits expense increased $3,148,000 or 19 percent to $20,188,000 compared to $17,040,000 for the same period in 1995. The increase was primarily due to an increase in the number of employees. The increase in the number of employees was primarily due to the startup of MACC in April, 1996, the acquisition of small collection agencies in the Florida area, new bank branch locations and new employees at the bank subsidiaries to handle increases in lending activity. Equipment expense increased $337,000 or 9 percent to $3,908,000 for the first half of 1996 as compared to $3,571,000 for the same period in 1995. The increase in equipment expense was primarily due to an increase of $308,000 in depreciation expense. Other expenses increased $2,151,000 or 14 percent to $17,235,000 for the six months ended June 30, 1996 as compared to the same period for 1995. The increase was primarily due to increases in brokerage commission expense ($1,249,000), printing and supplies ($216,000), other professional fees ($245,000), telephone expense ($116,000), collection and repossesion expenses ($117,000), credit card processing fees ($149,000), travel expenses ($110,000), losses on sales of fixed assets ($154,000) and miscellaneous expense ($596,000), offset by a decrease of $1,228,000 in FDIC premiums. The decrease in FDIC premiums was due to the Bank Insurance Fund premiums of $.23 per $100 of deposits in 1995 being eliminated in 1996. (See "Three Months Ended June 30, 1996 and 1995, Non-Interest Expense".)

Income Taxes

The provision for income taxes for the first half of 1996 increased $264,000 or 5 percent to $6,079,000 compared to $5,815,000 for the same period in 1995. The increase was due primarily to higher pretax income and a higher effective tax rate of 32.3 percent for the first half of 1996 as compared to 32.1 percent for the same period in 1995.

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

For the Company's bank subsidiaries, the primary sources of liquidity at June 30, 1996 were federal funds sold of $16,915,000, securities available for sale of $471,089,000 and loans held for sale of $5,614,000. At December 31, 1995, the primary sources of liquidity were federal funds sold of $72,558,000, securities available for sale of $461,997,000 and loans held for sale of $12,642,000.

Since the Company is a holding company and does not conduct operations, its primary source of liquidity is dividends paid to it by its subsidiary financial institutions. However, certain restrictions exist regarding the ability of its bank subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. For national banks, the approval of the Office of the Comptroller of the Currency is required to pay dividends in excess of the subsidiaries' earnings retained for the current year plus retained net profits for the preceding two years. Adrian State Bank can pay dividends up to the total amount of retained earnings as long as certain minimum capital ratios are maintained. As of June 30, 1996, $10,835,000 was available for distribution to the Company as dividends without prior regulatory approval.

Cash and due from banks decreased by $27,793,000 during the six months ended June 30, 1996 to $74,807,000 from $102,600,000 at December 31, 1995. Cash and due from banks decreased primarily due to a decrease of approximately $21,000,000 in cash letters in the process of collection and a decrease of approximately $6,000,000 in due from other banks. Operating activities provided $19,797,000 of cash in the six months ended June 30, 1996 as compared to cash used for operating activities of $3,728,000 for the same period in 1995. For the six months ended June 30, 1996, cash provided by operating activities was primarily attributable to net income. For the same period in 1995, the cash used for operating activities was primarily due to higher originations of loans held for sale, offset by net income and proceeds from sales of mortgage and other loans held for sale. The Company originated approximately $257,251,000 of mortgage loans in the six months ended June 30, 1996, as compared to $108,265,000 for the same period in 1995. The increase in mortgage originations was primarily due to a decrease in market rates which led to an increase in refinancing and new mortgage activity. The higher mortgage banking activity in 1996 compared to 1995 resulted in an increase in the amount of cash required to fund mortgage loans. The higher activity also resulted in an increase in volume of sales of mortgage loans providing cash (from $94,029,000 in 1995 to $267,525,000 in 1996) which more than offset the cash used for higher originations.

Cash of $40,297,000 was provided by investing activities during the six months ended June 30, 1996 compared to cash used for investing activities of $70,165,000 during the six months ended June 30, 1995, an increase in cash flows from investing activities of $110,462,000. The primary reason for the increase in cash flows used for investing activities was the net decrease in federal funds sold in 1996 of $55,643,000 compared to a net increase of $47,009,000 for the same period in 1995 and the proceeds from sales, maturities and paydowns of securities available for sale in 1996 of $71,094,000 compared to $26,602,000 for the same period in 1995. The net decrease in federal funds sold and increase in proceeds from securities available for sale for the first six months of 1996 was partially offset by the decrease of $34,426,000 of proceeds from sales of loans.

Cash used for financing activities was $87,887,000 during the six months ended June 30, 1996 as compared to $60,257,000 of cash provided by financing activities for the same period in 1995. The cash used for financing activities in 1996 was primarily due to a decrease in total deposits of $56,972,000 and repayment of capitalized lease obligations and debt of $15,335,000. The cash provided by financing activities in 1995 was primarily due to a net increase in other time deposits of $106,086,000, partially offset by a net decrease of $27,905,000 in demand deposits and savings accounts. The increase in other time deposits during the first six months of 1995 was primarily due to the Company marketing time deposits with prepaid interest and time deposits at current market rates outside the Company's market area. Common stock repurchases aggregating $8,808,000 were made for the six months ending June 30, 1996 in connection with the Company's repurchase program authorized by the Board of Directors.

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

At June 30, 1996, a minimum Tier I capital ratio of 4.00 percent and a total capital ratio of 8.00 percent are required. The Company's qualifying capital at June 30, 1996 exceeds both the Tier I and Tier II risk-based capital guidelines. In addition, a capital leverage ratio is used in connection with the risk-based capital standards which is defined as Tier I capital divided by quarterly average total assets adjusted for certain items. The minimum leverage ratio under this standard is 3 percent for the highest rated bank holding companies which are not undertaking significant expansion programs. An additional 1 percent to 2 percent may be required for other companies, depending upon their regulatory ratings and expansion plans. The primary regulatory authorities of the Company and its subsidiaries have not advised the Company of its minimum Tier I leverage ratio, and therefore, it is not possible to calculate the minimum leverage ratio. At June 30, 1996, the Company's leverage ratio, Tier I, and combined Tier I and Tier II (total capital) ratios were 8.13 percent, 11.54 percent and 12.48 percent, respectively.

Capital ratios applicable to the Company's banking subsidiaries at June 30, 1996 are as follows:
                                                     Total
                                           Tier I  Risk-based
                               Leverage   Capital   Capital
Regulatory Capital Requirements
     Minimum                     3.00       4.00      8.00
     Well-capitalized            6.00       8.00     10.00

Bank Subsidiaries
     Mid Am Bank                 7.39       9.42     10.61
     First National              7.48      10.56     11.00
     AmeriCom                    6.76      11.83     12.88
     AmeriFirst                  7.02      10.70     11.56
     Adrian                      6.31       9.21     10.46

The capital to asset ratios of the Company's non-bank subsidiaries are significantly different than the bank subsidiaries.

Asset/Liability Management

As of June 30, 1996, the Company is maintaining a manageable positive gap position for asset and liability repricing within a twelve-month period, and therefore does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates.

Asset Quality

At June 30, 1996, the Company's percentage of non-performing loans (non-accrual loans, loans past due 90 days or more and restructured loans) to total loans was 0.69 percent, as compared to 0.67 percent at December 31, 1995 and 0.55 percent at June
30, 1995. Non-performing loans at June 30, 1996 aggregated $10,101,000, an increase of $270,000 or 3 percent from December 31, 1995. The Company's percentage of net charge-offs for the six months ended June 30, 1996 and June 30, 1995 to average loans outstanding were 0.24 percent (annualized) and 0.14 percent (annualized), respectively. At June 30, 1996, the Company's allowance for credit losses was 1.00 percent of total loans, as compared to 1.01 percent and 1.02 percent at December 31, 1995 and June 30, 1995, respectively. The allowance for credit losses as a percentage of non-performing loans at June 30, 1996 was 145 percent compared to 151 percent at December 31, 1995 and 185 percent at June 30, 1995. The ratio of non-performing assets (constituting the sum of non-performing loans and other real estate owned) to total loans plus other real estate owned was 0.73 percent at June 30, 1996, compared to 0.72 percent and
0.65 percent at December 31, 1995 and June 30, 1995, respectively. As of June 30, 1996, based upon a review of the loan portfolio (including the loan growth rate and change in the mix of the loan portfolio), management believes the allowance for credit losses is adequate.

Loans now current but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $30,930,000 and $32,715,000 at June 30, 1996 and December 31, 1995,
respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The classification of these loans, however, does not mean to imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. The decrease in loans where some concern exists is primarily attributable to the Company's continuous process of loan review which has identified various improvements in the financial condition of certain of the individual borrowers. In the opinion of management, these loans require close monitoring despite the fact that they are performing according to their terms. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group. At June 30, 1996 and December 31, 1995, specific allocations of the allowance for credit losses related to these loans aggregated $1,780,000 and $3,359,000, respectively. The provision for these loans is based on the Company's assessment of the expected cash flows from the loans, the adequacy of collateral values, the adequacy of the current level of the allowance for credit losses, recent charge-off experience, the level of recoveries and other factors delineated in the Company's reserve policy.

The Company, through its bank subsidiaries, owns approximately $6,200,000 of lease receivables representing approximately 1,000 leases which were purchased from and are being serviced by The Bennett Funding Group, Inc., a Syracuse-based company that filed for bankruptcy in March, 1996. Based upon current information available to the Company, approximately $1,600,000 of these leases appear to have been pledged to more than one party. Therefore, in June, 1996, the Company reclassified $1,600,000 of Bennett assets to non-performing status. The Company continues to closely monitor the bankruptcy proceedings and is pursuing all remedies available, including the removal of the leases from the bankruptcy estate. As a result of the reclassification of the leases related to Bennett, the Company's asset quality ratios have declined slightly, but remain at satisfactory levels.


The following table presents asset quality information for each of the Company's banking subsidiaries at June 30, 1996.

(Dollars in thousands)

                Mid Am   First
                 Bank   National  AmeriCom  AmeriFirst  Adrian
Loans:
Non-accrual     $3,879    $678     $1,954    $2,227      $184
Contractually
  past due 90
  days or more       5     326        357       397        18
Restructured         0       0         76         0         0
Total
  non-performing
  loans          3,884   1,004      2,387     2,624       202
Other real
  estate owned     172       0        117        16         0
Total
  non-performing
  assets        $4,056  $1,004     $2,504    $2,640      $202

Non-performing
 loans to
 total loans       .68     .28       1.02      1.27       .19
Non-performing
 assets to total
 loans plus
 other real
 estate owned      .71     .28       1.07      1.27       .19
Allowance for
 credit losses
 to total
 non-performing
 loans          197.37  162.65     103.90     62.16    621.29
Allowance for
 credit losses
 to total
 non-performing
 assets         189.00  162.65      99.04     61.78    621.29
Ratio of net
 charge-offs to
 average loans
 outstanding       .32     .06        .09       .65      (.06)
Ratio of
 allowance for
 credit losses
 to total loans   1.35     .46       1.06       .79      1.15


The following table sets forth the Company's allocation of the allowance for credit losses as of June 30, 1996 and December 31, 1995.

(Dollars in thousands)
                         June 30, 1996    December 31, 1995

Specific allowance
  Real estate                $   359           $   320
  Commercial                   1,919             3,989
  Installment                    216               560
  Total specific allowance     2,494             4,869

General allowance
  Real estate                    747             1,190
  Commercial                     514               670
  Installment                    586               659
  Other                          507               474
  Total general allowance      2,354             2,993

Unallocated allowance          9,817             6,997
Allowance for credit losses  $14,665           $14,859

As of June 30, 1996, no specific allowance has been determined for the leases from Bennet Funding Group due to the uncertainty as to whether a loss will occur. However, management has determined that the allowance for credit losses is adequate to absorb any future losses from the Bennett Funding Group leases.

The following table presents a summary of the Company's credit loss experience for the six months ended June 30, 1996 and 1995.

(Dollars in thousands)
                                  1996             1995
Balance of allowance at
  beginning of year             $14,859          $14,722

Loans actually charged-off:
  Real estate                       290               78
  Commercial, financial
    and agricultural              1,114            1,346
  Installment and credit card     1,461              423
    Total loans charged-off       2,865            1,847

Recoveries of loans previously
  charged-off:
  Real estate                       204              155
  Commercial, financial
    and agricultural                497              451
  Installment and credit card       388              253
    Total recoveries of loans     1,089              859

Net charge-offs                   1,776              988

Addition to allowance
  charged to expense              1,582            1,144
Transfer of other real
  estate owned allowance
  relating to in-substance
  foreclosure loans                                   36
Allowance for credit losses     $14,665          $14,914


Ratio of net charge-offs to
  average loans outstanding         .24              .14
Ratio of allowance for credit
  losses to total loans            1.00             1.02
Ratio of allowance for credit
  losses to total
  non-performing loans           145.18           185.20

Addition to allowance
  charged to expense              1,582
Addition charged to expense
  for loans sold with recourse       53
Total provision for
  credit losses                   1,635




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


Item 6 - Exhibits and Reports on Form 8-K

       (a)     Exhibits

          1.  Statement Re Computation of Earnings Per
          Common Share

       (b)     Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter of 1996.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



MID AM, INC.



s/ Donald P. Hileman



Donald P. Hileman
Senior Vice President / Finance



DATE:   August 13, 1996

MID AM, INC.


                                EXHIBIT INDEX


Exhibit No.      Description                     Page Number

    (1)          Statement Re Computation of
                   Earnings Per Common Share          25

EXHIBIT  1



Statement Re Computation of Earnings Per Common Share


Attached to and made part of Part II of Form 10-Q for the three months ended June 30, 1996 and 1995, and six months ended June
30, 1996 and 1995.



                              Three Months Ended June 30,
                                   1996          1995
Primary weighted average
  number of common shares
  for computation of
  earnings per common share     19,021,000    19,234,000

Fully diluted weighted
  average number of common
  shares for computation of
  earnings per common share     22,044,000    22,732,000



                                Six Months Ended June 30,
                                   1996          1995
Primary weighted average
  number of common shares
  for computation of
  earnings per common share     19,074,000    19,183,000

Fully diluted weighted
  average number of common
  shares for computation of
  earnings per common share     22,175,000    22,708,000