Form 10-Q
period 1996-09-30
MID AM INC
filed 1996-11-14
CIK 357066

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business on October 31, 1996.

Common Stock, without par value - 20,595,855 shares











MID AM, INC.


INDEX


PART I -  FINANCIAL INFORMATION                      Page Number

Item 1.   Financial Statements

          Consolidated Statement of Condition
          (Unaudited)
          September 30, 1996 and December 31, 1995          3

          Consolidated Statement of Earnings
          (Unaudited)
          Nine months ended September 30, 1996 and 1995     4

          Consolidated Statement of Cash Flows
          (Unaudited)
          Nine months ended September 30, 1996 and 1995     5

          Notes to Consolidated Financial Statements        7

Item 2.   Management's Discussion/Analysis and
          Statistical Information                           9


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                22

Item 2.   Changes in Securities                            22

Item 3.   Defaults Upon Senior Securities                  22

Item 4.   Submission of Matters to a Vote
          of Security Holders                              23

Item 5.   Other Information                                23

Item 6.   Exhibits and Reports on Form 8-K                 23

SIGNATURES                                                 24

EXHIBIT INDEX                                              25

PART I. - FINANCIAL INFORMATION

MID AM, INC.   Consolidated Statement of Condition-(Unaudited)

                       September 30, 1996    December 31, 1995
Assets                           (Dollars in thousands)
Cash and due from banks      $   78,292          $  102,600
Int-bearing deposits in banks     1,116               3,372
Federal funds sold                2,188              72,558
Securities available for sale   454,207             461,997
Loans held for sale               4,630              12,642
Loans, net of unearned fees   1,540,641           1,475,651
Allowance for credit losses     (14,972)            (14,859)
  Net loans                   1,525,669           1,460,792
Bank premises and equipment      49,097              49,489
Int receivable/other assets      48,229              41,301
  Total Assets               $2,163,428          $2,204,751

Liabilities
Demand deposits(non-interest)$  194,394          $  223,945
Savings deposits                585,794             593,807
Other time deposits           1,030,196           1,042,390
  Total Deposits              1,810,384           1,860,142
Federal funds purchased and
  securities sold under
  agreements to repurchase      115,478              87,548
Capitalized lease
  obligations and debt           30,710              48,405
Int payable/other liabilities    19,759              13,818
  Total Liabilities           1,976,331           2,009,913

Shareholders' Equity
Preferred stock - no par value
  Authorized - 2,000,000
  Issued - 1,302,410 and
    1,422,744 shares             32,560              35,569
Common stock - stated value
    of $3.33 per share
  Authorized - 35,000,000
  Issued - 20,623,609
  and 19,492,726 shares          68,745              64,975
Surplus                          87,619              91,723
Retained earnings                   906               9,529
Treasury stock
38,998 and 522,361 shares          (614)             (8,424)
Unrealized (losses)/gains on
  securities avail for sale      (2,119)              1,466
  Total Shareholders' Equity    187,097             194,838
  Total Liabilities and
    Shareholders' Equity     $2,163,428          $2,204,751

MID AM, INC.  Consolidated Statement of Earnings-(Unaudited)

                            Three Mths Ended   Nine Mths Ended
                             September 30,      September 30,
                             1996     1995      1996     1995
                                  (Dollars in thousands)
Interest Income
Int and fees on loans       $33,807  $33,025   $99,413  $96,896
Int on deposits in banks         31       76        95      153
Int on federal funds sold       245    1,111     1,953    2,358
Int on taxable investments    6,422    6,252    19,130   18,606
Int on tax exempt investment    638      931     2,122    2,830
  Total Interest Income      41,143   41,395   122,713  120,843
Interest Expense
Int on deposits              18,181   19,054    54,796   53,422
Int on borrowed funds         1,601    1,897     5,163    5,912
  Total Interest Expense     19,782   20,951    59,959   59,334

  Net Interest Income        21,361   20,444    62,754   61,509
Provision for credit losses   1,305      864     2,940    2,008
  Net Interest Income After
  Provision Credit Losses    20,056   19,580    59,814   59,501

Non-interest Income
Service charge deposit accts  1,773    1,602     5,085    4,604
Mortgage banking              2,166    2,452     7,579    5,940
Brokerage commissions         1,391    2,520     7,851    6,739
Collection agency fees        1,053      841     3,075    2,510
Net gains on security sales     488       86     1,274      142
Other income                  3,600    1,947     8,552    5,908
  Total Non-interest Income  10,471    9,448    33,416   25,843

Non-interest Expense
Salaries/employee benefits   10,227    8,471    30,415   25,511
Net occupancy expense         1,376    1,353     3,951    3,884
Equipment expense             1,979    1,796     5,887    5,367
Other expenses               10,805    7,778    28,040   22,862
  Total Non-interest Expense 24,387   19,398    68,293   57,624

  Income before income taxes  6,140    9,630    24,937   27,720
Applicable income taxes       1,895    3,158     7,974    8,973

  Net Income                $ 4,245  $ 6,472   $16,963  $18,747
  Net Income Available to
    Common Shareholders     $ 3,657  $ 5,798   $15,125  $16,642

Earnings per Common Share:
   Primary                  $   .18  $   .27   $   .72  $   .79
   Fully diluted            $   .18  $   .26   $   .70  $   .75

MID AM, INC.  Consolidated Statement of Cash Flows-(Unaudited)

                               Nine Months Ended September 30,
                                       1996         1995
Operating Activities                (Dollars in thousands)
Net income                         $  16,963    $  18,747
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
Provision for credit losses            2,940        2,008
Provision for depreciation
  and amortization of assets           6,818        6,511
Proceeds from sales of mortgage
  and other loans held for sale      353,071      211,031
Mortgage and other loans
  originated for sale               (340,762)    (212,052)
Net gains on sales of assets          (8,336)      (3,853)
Increase in interest receivable
  and other assets                    (6,476)     (10,261)
Increase in interest payable
  and other liabilities                5,941        1,964
Net Cash Provided By
  Operating Activities                30,159       14,095

Investing Activities
Net decrease (increase) in interest-
  bearing deposits in other banks      2,256       (2,641)
Net decrease (increase) in
  federal funds sold                  70,370      (65,506)
Proceeds from sales of securities
  available for sale                  38,749       13,689
Proceeds from maturities and paydowns
   of securities available for sale   72,798       31,012
Purchases of securities
  available for sale                 (37,525)     (53,012)
Proceeds from maturities and paydowns
  of investment securities                          6,244
Purchases of investment securities                   (340)
Proceeds from maturities and paydowns
  of mortgage-backed securities                    14,704
Proceeds from sales of loans           8,043       41,054
Net increase in loans               (144,687)     (62,148)
Proceeds from sales of OREO              504        1,042
Proceeds from sales of bank
  premises and equipment                 719          536
Purchases of bank premises
  and equipment                       (5,053)      (4,458)
Cash acquired through acquisitions                    575
Net Cash Provided By (Used For)
  Investing Activities                 6,174      (79,249)

MID AM, INC.  Consolidated Statement of Cash Flows-(Unaudited)

                               Nine Months Ended September 30,
                                       1996         1995
Financing Activities                (Dollars in thousands)
Net decrease in demand
  deposits and savings accounts      (37,564)     (29,367)
Net (decrease) increase in
  other time deposits                (12,194)      96,197
Net increase in federal
  funds purchased and securities
  sold under agreements repurchase    27,930       13,443
Repayment of capitalized lease
  obligations and debt               (17,695)     (64,138)
Proceeds from issuance of debt                     48,950
Cash dividends paid                  (10,950)     (11,190)
Treasury stock
  (net of reissuance, 339 and 556)   (10,065)      (5,844)
Preferred stock conversions,
  fractional shares and other items     (103)          48
Net Cash (Used For) Provided By
  Financing Activities               (60,641)      48,099

Net decrease in cash and
  due from banks                     (24,308)     (17,055)
Cash and due from banks at the
  beginning of the period            102,600       85,332
Cash and due from banks at the
  end of the period                $  78,292    $  68,277

Supplemental Schedule of Noncash
  Investing and Financing Activities

Securitization of loans and
  transferred to securities
  available for sale               $  71,299    $   3,430
Transfers from loans to other
  real estate owned                $     708    $     507
Loans on other real estate
  owned sold                       $     208

Fair value of assets acquired                   $      48
Intangible assets                                     246
Fair value of liabilities assumed                     (44)
Common stock issued                             $     250

Unrealized (losses) gains on
  securities available for sale    $  (5,516)   $   7,547
Adjustment to deferred tax            (1,931)       2,641
Adjustment to shareholders' equity $  (3,585)   $   4,906

MID AM, INC.


Notes to Consolidated Financial Information - (unaudited)


1.   Accounting Principles

The consolidated financial statements of Mid Am, Inc. (the "Company") include the accounts of Mid American National Bank and Trust Company ("Mid Am Bank"), First National Bank Northwest Ohio ("First National"), American Community Bank, N.A. ("AmeriCom"), AmeriFirst Bank, N.A. ("AmeriFirst"), Adrian State Bank ("Adrian"), Mid Am Recovery Services, Inc. ("MARSI"),
MFI Investments Corp. ("MFI"), MFI Insurance Agency, Inc.,
Mid Am Information Services, Inc., Mid Am Credit Corp. ("MACC") and Mid Am of Michigan, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

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


2.  Stock Dividend

On August 16, 1996, the Board of Directors of the Company declared a 10 percent stock dividend on its common stock to all shareholders of record on September 10, 1996. The stock dividend was paid on September 30, 1996 and fractional shares were paid in cash. As a result of the stock dividend, the Company distributed approximately 1.9 million shares of common stock to approximately 8,300 shareholders of record. Per common share data for all periods presented and the statement of condition at September 30, 1996 have been adjusted to reflect this 10 percent stock dividend.

3.  Repurchase Program

On May 16, 1996, the Board of Directors of the Company authorized management to undertake purchases of up to 1,100,000 shares of the Company's outstanding common stock over a twelve month period in the open market or in privately negotiated transactions. This new authorization follows the expiration of the Company's 1995 authorization to repurchase up to 1,512,500 shares of common stock. Under the 1995 authorization, the Company reacquired approximately 880,000 shares of common stock. The shares reacquired are held as treasury stock and reserved for use in the Company's stock option plan and for future stock dividend declarations. As of September 30, 1996 the Company had repurchased approximately 255,000 shares of common stock pursuant to its 1996 repurchase program. In connection with the payment of the 10 percent common stock dividend paid on September 30, 1996, the Company issued 1,135,000 shares that were held as treasury stock.

Item 2. - Management's Discussion/Analysis and Statistical
          Information

Three Months Ended September 30, 1996 and 1995

Results of Operations

For the three months ended September 30, 1996, net income decreased $2,227,000 to $4,245,000 compared to $6,472,000 for the same period in 1995. The decrease is primarily due to a non-recurring pre-tax charge of $3,560,000 assessed by the Federal Deposit Insurance Corp. The assessment is the result of long-awaited legislation passed on September 30, 1996, to recapitalize the Savings Association Insurance Fund ("SAIF"). Earnings per common share for the three months ended September 30, 1996 were $.18 ($.18 fully diluted) and $.27 ($.26 fully diluted) for the same period in 1995. For the three months ended September 30, 1996, the annualized return on average common shareholders' equity was 9.42 percent and the annualized return on average assets was 0.79 percent compared to 14.76 percent and
1.19 percent, respectively, for the same period in 1995. For the three months ended September 30, 1996, net income and earnings per common share without the non-recurring SAIF assessment would have been $6,560,000 and $.29 ($.27 fully diluted), respectively.

Net Interest Income

Net interest income increased $917,000 to $21,361,000 in the third quarter of 1996, as compared to $20,444,000 for the same period in 1995. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the type and mix of interest-earning assets and interest-bearing liabilities. The Company's net interest margin for the three months ended September 30, 1996 was 4.36 percent compared to 4.13 percent for the same period in 1995. The Company's net interest margin improved primarily due to a shift in the asset mix from lower interest rate short term assets such as federal funds sold to higher interest rate loans, as well as an increase in average noninterest-bearing deposits that funded interest-earning assets.

Provision for Credit Losses

The provision for credit losses increased $441,000 or 51 percent to $1,305,000 in the third quarter of 1996 compared to $864,000 in the third quarter of 1995. The additional provision was necessary to maintain an adequate allowance for credit losses on the Company's increasing loan portfolio size. Net charge-offs were $773,000 or 0.20 percent (annualized) of average loans during the three months ended September 30, 1996, compared to

$764,000 or 0.21 percent (annualized) for the same period in 1995. The provision for credit losses reflects the amount necessary in management's opinion to maintain an adequate allowance, based upon its analysis of the loan portfolio
(including the loan growth rate and change in the mix of the loan portfolio) and general economic conditions.

At September 30, 1996, the Company's allowance for credit losses as a percentage of loans was 0.97 percent compared to 1.01 percent at December 31, 1995 and 1.03 percent at September 30, 1995. At September 30, 1996, the Company's allowance for credit losses represented 175 percent of non-performing loans as compared to 151 percent and 140 percent at December 31, 1995 and September 30, 1995, respectively. The decrease in the Company's allowance for credit losses as a percentage of loans is due to growth in the loan portfolio. However, management believes that the Company's allowance for credit losses is adequate. (See "Asset Quality".)

Non-Interest Income

For the three months ended September 30, 1996, non-interest income increased $1,023,000 or 11 percent to $10,471,000 compared to $9,448,000 for the same period in 1995. The increase is due primarily to an increase of $1,268,000 in net gains on sales of loans from the Company's leasing and financing company, an increase of $212,000 or 25 percent in collection agency fees, an increase of $115,000 in international department fee income and an increase of $402,000 in net gains on sales of securities in the third quarter of 1996 as compared to the same period in 1995. Collection agency fees increased due to an increase in commercial collection fees and net gains on sales of securities increased due to the Company taking advantage of market conditions by selling selected securities and reinvesting the proceeds in higher yielding loan assets. The increases in non-interest income was partially offset by a decrease of $286,000 or 12 percent in mortgage banking and a decrease of $1,129,000 or 45 percent in brokerage commissions. Mortgage banking decreased primarily due to a decrease in net gains on sales of loans due to the lower volume of loan sales. Brokerage commission income decreased primarily due to a decrease in the number of registered representatives causing a lower volume of business.

Non-Interest Expense

For the three months ended September 30, 1996, non-interest expense increased $4,989,000 or 26 percent to $24,387,000 compared with $19,398,000 for the same period in 1995. For the three months ended September 30, 1996, salaries and employee benefits expense increased $1,756,000 or 21 percent to

$10,227,000 compared to $8,471,000 for the same period in 1995. The increase was primarily due to an increase in the number of employees. The increase in the number of employees was primarily due to the startup of the Company's leasing and financing company in April, 1996, the acquisiton of small collection agencies in the Florida area, new bank branch locations and new employees at the bank subsidiaries to handle increases in lending activity. Equipment expense increased $183,000 or 10 percent to $1,979,000 for the third quarter of 1996 as compared to $1,796,000 for the same period in 1995. The increase in equipment expense was primarily due to an increase of $161,000 in depreciation expense resulting from various equipment purchases. Other expenses increased $3,027,000 or 39 percent to $10,805,000 for the three months ended September 30, 1996 as compared to the same period in 1995. The increase was primarily due to a non-recurring pre-tax SAIF charge of $3,560,000 assessed by the Federal Deposit Insurance Corp. The assessment is the result of long-awaited legislation passed on September 30, 1996, to recapitalize the Savings Association Insurance Fund. The charge applied to approximately $616,000,000 of SAIF deposits acquired by the Company since 1989. Also, there were increases in printing and supplies ($94,000), credit card processing fees ($95,000), telephone expense ($70,000), loan origination expenses ($103,000), miscellaneous expense ($298,000) and various other expenses (postage, travel, state franchise taxes which aggregated $199,000), offset by a decrease of $1,172,000 in brokerage commission expense and a decrease of $267,000 in non-recurring professional fees. The decrease in brokerage commission expense is primarily due to a decrease in the number of registered representatives causing a lower volume of business.

Income Taxes

The provision for income taxes for the third quarter of 1996 decreased $1,263,000 or 40 percent to $1,895,000 compared to $3,158,000 for the same period in 1995. The decrease was due primarily to lower pretax income and a lower effective tax rate of 30.9 percent for the third quarter of 1996 as compared to
32.8 percent for the same period in 1995.


Nine Months Ended September 30, 1996 and 1995

Results of Operations

For the nine months ended September 30, 1996, net income decreased $1,784,000 to $16,963,000 compared to $18,747,000 for the same period in 1995. Earnings per common share for the nine months ended September 30, 1996 were $.72 ($.70 fully diluted) and $.79 ($.75 fully diluted) for the same period in 1995. For the nine months ended September 30, 1996, the annualized return on average common shareholders' equity was 12.87 percent and the annualized return on average assets was 1.05 percent compared to
14.66 percent and 1.18 percent, respectively, for the same period in 1995. For the nine months ended September 30, 1996, net income and earnings per common share without the non-recurring SAIF assessment would have been $19,278,000 and $.83 ($.79 fully diluted), respectively.

Net Interest Income

Net interest income increased $1,245,000 to $62,754,000 for the nine months ended September 30, 1996, as compared to $61,509,000 for the same period in 1995. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the type and mix of interest-earning assets and interest-bearing liabilities. The Company's net interest margin for the nine months ended
September 30, 1996 was 4.28 percent compared to 4.26 percent for the same period in 1995. The slight improvement in the Company's net interest margin was primarily due to the increase in average loans being funded by a greater percentage of noninterest-bearing deposits than interest-bearing deposits which occurred primarily in the third quarter of the nine month period ended September 30, 1996.

Provision for Credit Losses

The provision for credit losses increased $932,000 or 46 percent to $2,940,000 for the nine months ended September 30, 1996, as compared to $2,008,000 for the same period in 1995. Net charge-offs were $2,549,000 or 0.23 percent (annualized) of average loans during the nine months ended September 30, 1996, compared to $1,752,000 or 0.16 percent (annualized) for the same period in 1995. The increase in net charge-offs was primarily due to an increase of $964,000 in charge-offs of installment loans and an increase of $424,000 in charge-offs of commercial real estate loans, partially offset by a decrease of $539,000 in charge-offs of commercial loans. The provision for credit losses reflects the amount necessary in management's opinion to maintain an adequate allowance, based upon its analysis of the loan portfolio (including the loan growth rate and change in the mix of the loan portfolio) and general economic conditions.

Non-Interest Income

For the nine months ended September 30, 1996, non-interest income increased $7,573,000 or 29 percent to $33,416,000 compared to $25,843,000 for the same period in 1995. The increase is due primarily to an increase of $1,639,000 or 28 percent in mortgage banking revenue, an increase of $1,112,000 or 17 percent in brokerage commissions, an increase of $565,000 or 23 percent in collection agency fees, an increase of $2,559,000 or 52 percent in other income and an increase of $1,132,000 in net gains on sales of securities for the nine months ended September 30, 1996, as compared to the same period in 1995. Net gains on sales of securities increased due to the Company taking advantage of market conditions by selling selected securities and reinvesting the proceeds in higher yielding loan assets. Mortgage banking increased primarily due to an increase in net gains on sales of loans that occurred in the first six months of 1996. Brokerage commissions increased primarily due to an strong increase in transactions related to the volatility in the stock market during the first six months of 1996, which was partially offset by a decrease in commissions during the third quarter of 1996. Collection agency fees increased due to an increase in retail and commercial collection fees. Other income increased primarily due to gains on sales of other loans ($1,542,000), credit card fees ($231,000), electronic banking fees ($145,000) and international banking fees ($219,000).

Non-Interest Expense

For the nine months ended September 30, 1996, non-interest expense increased $10,669,000 or 19 percent to $68,293,000 compared with $57,624,000 for the same period in 1995. For the nine months ended September 30, 1996, salaries and employee benefits expense increased $4,904,000 or 19 percent to $30,415,000 compared to $25,511,000 for the same period in 1995. The increase was primarily due to an increase in the number of employees. The increase in the number of employees was primarily due to the startup of the Company's leasing and financing company in April, 1996, the acquisition of small collection agencies in the Florida area, new bank branch locations and new employees at the bank subsidiaries to handle increases in lending activity. Equipment expense increased $520,000 or 10 percent to $5,887,000 for the nine months ended September 30, 1996, as compared to $5,367,000 for the same period in 1995. The increase in equipment expense was primarily due to an increase of $470,000 in depreciation expense. Other expenses increased $5,178,000 or 23 percent to $28,040,000 for the nine months ended September 30, 1996, as compared to the same period for 1995. The increase was primarily due to a non-recurring pre-tax charge of $3,560,000 assessed by the Federal Deposit Insurance Corp. Also, there were increases in postage expense ($155,000), printing and supplies ($290,000), other professional fees ($302,000), telephone expense ($186,000), loan origination expenses ($261,000), collection and repossesion expenses ($125,000), credit card processing fees ($244,000), travel expenses ($185,000), losses on sales of fixed assets ($189,000) and ticket charges from the Company's brokerage clearing firms ($644,000), offset by a decrease of $104,000 in legal expenses and a decrease of $1,158,000 in FDIC premiums.
The decrease in FDIC premiums was due to the Bank Insurance Fund premiums ($.23 per $100 of deposits) of $1,194,000 for the nine months ended September 30, 1995, which were eliminated in 1996. (See "Three Months Ended September 30, 1996 and 1995, Non-Interest Expense".)

Income Taxes

The provision for income taxes for the nine months ended September 30, 1996, decreased $999,000 or 11 percent to $7,974,000 compared to $8,973,000 for the same period in 1995. The decrease was due primarily to lower pretax income and a lower effective tax rate of 32.0 percent for the nine months ended September 30, 1996, as compared to 32.4 percent for the same period in 1995.


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

For the Company's bank subsidiaries, the primary sources of liquidity at September 30, 1996 were federal funds sold of $2,188,000, securities available for sale of $454,207,000 and loans held for sale of $4,630,000. At December 31, 1995, the primary sources of liquidity were federal funds sold of $72,558,000, securities available for sale of $461,997,000 and loans held for sale of $12,642,000.

Since the Company is a holding company and does not conduct operations, its primary source of liquidity is dividends paid to it by its subsidiary financial institutions. However, certain restrictions exist regarding the ability of its bank subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. For national banks, the approval of the Office of the Comptroller of the Currency is required to pay dividends in excess of the subsidiaries' earnings retained for the current year plus retained net profits for the preceding two years. Adrian State Bank can pay dividends up to the total amount of retained earnings as long as certain minimum capital ratios are maintained. As of September 30, 1996, $11,709,000 was available for distribution to the Company as dividends without prior regulatory approval.

Cash and due from banks decreased by $24,308,000 during the nine months ended September 30, 1996 to $78,292,000 from $102,600,000 at December 31, 1995. Cash and due from banks decreased primarily due to a decrease of approximately $19,000,000 in checks in the process of collection and a decrease of approximately $5,000,000 in due from other banks. Operating activities provided $30,159,000 of cash in the nine months ended September 30, 1996 as compared to cash provided by operating activities of $14,095,000 for the same period in 1995. For the nine months ended September 30, 1996, cash provided by operating activities was primarily attributable to net income and proceeds from sales of mortgage and other loans held for sale. For the same period in 1995, the cash provided by operating activities was primarily due to net income and provision for depreciation and amortization of assets, offset by an increase in interest receivable and other assets. The Company originated approximately $340,762,000 of mortgage and other loans in the nine months ended September 30, 1996, as compared to $212,052,000 for the same period in 1995. The increase in mortgage and other loans originations was primarily due to a decrease in market rates which led to an increase in refinancing and new mortgage activity, and loan originations at the Company's new leasing and financing company. The higher mortgage banking and financing activity in 1996 compared to 1995 resulted in an increase in the amount of cash required to fund mortgage and other loans. The higher activity also resulted in an increase in volume of sales of mortgage and other loans providing cash (from $211,031,000 in 1995 to $353,071,000 in 1996) which more than offset the cash used for higher originations.

Cash of $6,174,000 was provided by investing activities during the nine months ended September 30, 1996 compared to cash used for investing activities of $79,249,000 during the nine months ended September 30, 1995, an increase in cash flows from investing activities of $85,423,000. The primary reason for the increase in cash flows used for investing activities was the net decrease in federal funds sold in 1996 of $70,370,000 compared to a net increase of $65,506,000 for the same period in 1995 and the proceeds from sales, maturities and paydowns of securities available for sale in 1996 of $111,547,000 compared to $44,701,000 for the same period in 1995. The net decrease in federal funds sold and increase in proceeds from securities available for sale for the first nine months of 1996 was partially offset by the net increase of $144,687,000 in loans.

Cash used for financing activities was $60,641,000 during the nine months ended September 30, 1996 as compared to $48,099,000 of cash provided by financing activities for the same period in 1995. The cash used for financing activities in 1996 was primarily due to a decrease in total deposits of $49,758,000 and repayment of capitalized lease obligations and debt of $17,695,000. The cash provided by financing activities in 1995 was primarily due to a net increase in other time deposits of $96,197,000, partially offset by a net decrease of $29,367,000 in demand deposits and savings accounts. The increase in other time deposits during the first nine months of 1995 was primarily due to the Company marketing time deposits with prepaid interest and time deposits at current market rates outside the Company's market area. Common stock repurchases aggregating $10,065,000 were made for the nine months ending September 30, 1996 in connection with the Company's repurchase program authorized by the Board of Directors.

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

At September 30, 1996, a minimum Tier I capital ratio of 4.00 percent and a total capital ratio of 8.00 percent are required. The Company's qualifying capital at September 30, 1996 exceeds both the Tier I and Tier II risk-based capital guidelines. In addition, a capital leverage ratio is used in connection with the risk-based capital standards which is defined as Tier I capital divided by quarterly average total assets adjusted for certain items. The minimum leverage ratio under this standard is 3 percent for the highest rated bank holding companies which are not undertaking significant expansion programs. An additional 1 percent to 2 percent may be required for other companies, depending upon their regulatory ratings and expansion plans. The primary regulatory authorities of the Company and its subsidiaries have not advised the Company of its minimum Tier I leverage ratio, and therefore, it is not possible to calculate the minimum leverage ratio. At September 30, 1996, the Company's leverage ratio, Tier I, and combined Tier I and Tier II (total capital) ratios were 8.26 percent, 10.87 percent and 11.77 percent, respectively.

Capital ratios applicable to the Company's banking subsidiaries at September 30, 1996 are as follows:
                                                     Total
                                           Tier I  Risk-based
                               Leverage   Capital   Capital
Regulatory Capital Requirements
     Minimum                     3.00       4.00      8.00
     Well-capitalized            6.00       8.00     10.00

Bank Subsidiaries
     Mid Am Bank                 7.63       9.03     10.13
     First National              7.50       9.97     10.42
     AmeriCom                    7.03      11.07     12.12
     AmeriFirst                  7.07      10.13     10.94
     Adrian                      6.40       8.75     10.00

The capital to asset ratios of the Company's non-bank subsidiaries are significantly different than the bank subsidiaries.

Asset/Liability Management

As of September 30, 1996, the Company is maintaining a manageable positive gap position for asset and liability repricing within a twelve-month period, and therefore does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates.

Asset Quality

At September 30, 1996, the Company's percentage of non-performing loans (non-accrual loans, loans past due 90 days or more and restructured loans) to total loans was 0.56 percent, as compared to 0.67 percent at December 31, 1995 and 0.74 percent at September 30, 1995. Non-performing loans at September 30, 1996 aggregated $8,566,000, a decrease of $1,265,000 or 13 percent from December 31, 1995. The Company's percentage of net charge-offs for the nine months ended September 30, 1996 and

September 30, 1995 to average loans outstanding were 0.23 percent (annualized) and 0.16 percent (annualized), respectively. At September 30, 1996, the Company's allowance for credit losses was
0.97 percent of total loans, as compared to 1.01 percent and 1.03 percent at December 31, 1995 and September 30, 1995, respectively. The allowance for credit losses as a percentage of non-performing loans at September 30, 1996 was 175 percent compared to 151 percent at December 31, 1995 and 140 percent at September 30, 1995. The ratio of non-performing assets (constituting the sum of non-performing loans and other real estate owned) to total loans plus other real estate owned was
0.60 percent at September 30, 1996, compared to 0.72 percent and
0.79 percent at December 31, 1995 and September 30, 1995, respectively. As of September 30, 1996, based upon a review of the loan portfolio (including the loan growth rate and change in the mix of the loan portfolio), management believes the allowance for credit losses is adequate.

Loans now current but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $31,670,000 and $32,715,000 at September 30, 1996 and December 31, 1995,
respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The classification of these loans, however, does not mean to imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. The decrease in loans where some concern exists is primarily attributable to the Company's continuous process of loan review which has identified various improvements in the financial condition of certain of the individual borrowers. In the opinion of management, these loans require close monitoring despite the fact that they are performing according to their terms. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group. At September 30, 1996 and December 31, 1995, specific allocations of the allowance for credit losses related to these loans aggregated $1,853,000 and $3,359,000, respectively. The provision for these loans is based on the Company's assessment of the expected cash flows from the loans, the adequacy of collateral values, the adequacy of the current level of the allowance for credit losses, recent charge-off experience, the level of recoveries and other factors delineated in the Company's reserve policy.

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



The following table presents asset quality information for each of the Company's banking subsidiaries at September 30, 1996.

(Dollars in thousands)

                Mid Am   First
                 Bank   National  AmeriCom  AmeriFirst  Adrian

Loans:
Non-accrual     $3,139    $760     $1,595    $2,187      $256
Contractually
  past due 90
  days or more      30      34        302       158        30
Restructured         0       0         75         0         0
Total
  non-performing
  loans          3,169     794      1,972     2,345       286
Other real
  estate owned     152       0        107        95         0
Total
  non-performing
  assets        $3,321    $794     $2,079    $2,440      $286



Non-performing
 loans to
 total loans       .52     .22        .81      1.15       .24
Non-performing
 assets to total
 loans plus
 other real
 estate owned      .54     .22        .85      1.19       .24
Allowance for
 credit losses
 to total
 non-performing
 loans          246.89  216.12     132.45     66.48    440.91

Allowance for
 credit losses
 to total
 non-performing
 assets         235.59  216.12     125.64     63.89    440.91
Ratio of net
 charge-offs to
 average loans
 outstanding       .32     .05        .08       .59      (.01)
Ratio of
 allowance for
 credit losses
 to total loans   1.28     .47       1.07       .76      1.08




The following table sets forth the Company's allocation of the allowance for credit losses as of September 30, 1996 and December 31, 1995.

(Dollars in thousands)

                    September 30, 1996    December 31, 1995

Specific allowance
  Real estate                $   334           $   320
  Commercial                   1,908             3,989
  Installment                    234               560
  Total specific allowance     2,476             4,869

General allowance
  Real estate                    683             1,190
  Commercial                     512               670
  Installment                    663               659
  Other                          534               474
  Total general allowance      2,392             2,993

Unallocated allowance         10,104             6,997
Allowance for credit losses  $14,972           $14,859


As of September 30, 1996, no specific allowance has been determined for the leases from Bennet Funding Group due to the uncertainty as to whether a loss will occur. However, management has determined that the allowance for credit losses is adequate to absorb any future losses from the Bennett Funding Group leases.

The following table presents a summary of the Company's credit loss experience for the nine months ended September 30, 1996 and 1995.

(Dollars in thousands)
                                  1996             1995
Balance of allowance at
  beginning of year             $14,859          $14,722

Loans actually charged-off:
  Real estate                       520               96
  Commercial, financial
    and agricultural              1,483            1,802
  Installment and credit card     1,965              944
  Other                              14               63
    Total loans charged-off       3,982            2,905

Recoveries of loans previously
  charged-off:
  Real estate                       278              198
  Commercial, financial
    and agricultural                592              622
  Installment and credit card       531              330
  Other                              32                3
    Total recoveries of loans     1,433            1,153

Net charge-offs                   2,549            1,752

Addition to allowance
  charged to expense              2,662            2,008
Transfer of other real
  estate owned allowance
  relating to in-substance
  foreclosure loans                                   36
Allowance for credit losses     $14,972          $15,014

Ratio of net charge-offs to
  average loans outstanding         .23              .16
Ratio of allowance for credit
  losses to total loans             .97             1.03
Ratio of allowance for credit
  losses to total
  non-performing loans           174.78           140.03

Addition to allowance
  charged to expense              2,662
Addition charged to expense
  for loans sold with recourse      278
Total provision for
  credit losses                   2,940

For the nine months ended September 30, 1996, real estate loans charged-off increased $424,000, and installment loans charged-off increased $1,021,000 as compared to the same period in 1995. The increase in real estate loans charged-off is primarily due to the charge-down of two commercial real estate properties. The increase in installment loans charged-off is primarily due to an increase in auto loans charged-off at one bank subsidiary.




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


Item 6 - Exhibits and Reports on Form 8-K

       (a)     Exhibits

          1.  Statement Re Computation of Earnings Per
          Common Share

       (b)     Reports on Form 8-K

The Company filed a report on Form 8-K with the Commission as of September 13, 1996, describing the Company's 10 percent stock dividend.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



MID AM, INC.



s/ Donald P. Hileman



Donald P. Hileman
Senior Vice President / Finance



DATE:   November 14, 1996

MID AM, INC.


                                EXHIBIT INDEX


Exhibit No.     Description                       Page Number

    (1)         Statement Re Computation of
                  Earnings Per Common Share            26

    (2)         Form 8-K Describing the Company's
                  10 Percent Stock Dividend

                The information required by this exhibit
                  is incorporated herein by reference
                  from the Company's Form 8-K dated
                  September 13, 1996, filed with the
                  Securities and Exchange Commission on
                  September 16, 1996.

EXHIBIT  1



Statement Re Computation of Earnings Per Common Share


Attached to and made part of Part II of Form 10-Q for the three months ended September 30, 1996 and 1995, and nine months ended
September 30, 1996 and 1995.



                            Three Months Ended September 30,
                                   1996          1995
Primary weighted average
  number of common shares
  for computation of
  earnings per common share     20,892,000    21,170,000

Fully diluted weighted
  average number of common
  shares for computation of
  earnings per common share     24,131,000    24,812,000



                             Nine Months Ended September 30,
                                   1996          1995
Primary weighted average
  number of common shares
  for computation of
  earnings per common share     20,975,000    21,123,000

Fully diluted weighted
  average number of common
  shares for computation of
  earnings per common share     24,329,000    24,923,000