Form 10-K
period 1996-12-31
MID AM INC
filed 1997-03-13
CIK 357066

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                       Commission File No. 0-10585

                              Mid Am, Inc.
         (Exact Name of Registrant as Specified in its Charter)

         Ohio                              34-1580978
(State of Other Jurisdiction of          (IRS Employer
 Incorporation or Organization)       Identification Number)

221 South Church Street, Bowling Green, Ohio            43402
(Address of Principal Executive Office)             (Zip Code)

                                (419) 327-6300
                       (Registrant's Telephone Number)

Securities registered pursuant to Section 12 (b) of the Act:None
Securities registered pursuant to Section 12 (g) of the Act:

                       Common Stock, without par value
                               (Title of class)

$1.8125 Cumulative Convertible Preferred Stock, Series A, without par value
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. [ ]



Based on the closing sales price of February 28, 1997 the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $300,187,000.

The number of shares outstanding of the Registrant's common stock, without par value was 20,966,344 at February 28, 1997.

DOCUMENTS INCORPORATED BY REFERENCE*       WHERE INCORPORATED

Annual Report Supplement to Shareholders
  for year ended December 31, 1996          Parts II and IV

Definitive Proxy Statement dated
  February 21, 1997, for the Annual
  Meeting of Shareholders to be held
  April 11, 1997, and filed with the
  Securities and Exchange Commission
  on or about February 21, 1997             Part II

*As stated under various items of this report, only specified portions of such documents are incorporated by reference herein.


<PAGE  2>

                                INDEX


                                                            10-K
                                                            Page
PART I
Item 1.  Business ........................................    3

Item 2.  Properties ......................................   10

Item 3.  Legal Proceedings ...............................   11

Item 4.  Submission of Matters to a Vote of Security
         Holders .........................................   11

PART II
Item 5.  Market for Registrant's Common Stock and Related
         Shareholder Matters .............................   11

Item 6.  Selected Financial Data .........................   11

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .............   12

Item 8.  Financial Statements and Supplementary Data .....   12

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure .............   12

PART III
Item 10. Directors and Executive Officers of Registrant ..   12

Item 11. Executive Compensation ..........................   16

Item 12. Security Ownership of Certain Beneficial Owners
         and Management ..................................   16

Item 13. Certain Relationships and Related Transactions ..   16

PART IV
Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K ............................   17

Signatures ...............................................   20

Exhibit Index ............................................   22


<PAGE  3>

PART I

Item 1.  INFORMATION ABOUT MID AM, INC.

Mid Am, Inc. (the "Company"), a financial services holding company, has five bank subsidiaries with a total of 89 banking offices located in western Ohio along the Interstate 75 corridor and in southern Michigan. The Company also owns seven financial services subsidiaries which engage in lines of business which are closely related to banking. Based on total assets as of December 31, 1996, the Company was the 9th largest bank holding company in Ohio. Through its banking subsidiaries, the Company offers a wide range of lending, depository, trust, and related financial services to individual and business customers. Through its financial services subsidiaries, the Company offers speciality lending, investment, collection and related financial services to individual and business customers.

The Holding Company

Mid Am, Inc. is an Ohio corporation and registered bank holding company, formed in 1988 in conjunction with the affiliation of Mid American National Bank and Trust Company and First National Bank Northwest Ohio. The Company's corporate philosophy is to encourage its subsidiaries to operate as locally-oriented, community-based financial service affiliates, augmented by experienced, centralized support from the Company in selected critical areas. This local market orientation is reflected in the bank subsidiaries' boards of directors and branch banking centers, which generally have advisory boards comprised of local business persons, professionals and other community representatives, that assist the banking centers in responding to local banking needs. The bank subsidiaries concentrate on customer service and business development, while relying upon the support of the Company in identifying operational areas that can be effectively centralized without sacrificing the benefits of a local orientation. Primary candidates for centralization are those functions which are not readily visible to customers and those which are critical to risk management. Asset quality review, data processing, loan and deposit processing, certain mortgage banking activities, financial reporting, internal audit, compliance and funds management are among the functions which are managed at the holding company level.

The Company's market area is economically diverse, with a base of manufacturing, service industries, transportation and agriculture, and is not dependent upon any single industry or employer. Similarly, the Company's customer base is diverse, and the Company and its subsidiaries are not dependent upon any single industry or upon any single customer.


<PAGE  4>

Mid Am, Inc.'s strategic plan includes expansion and market diversification through internal growth and acquisitions of financial institutions and branches. The Company seeks acquisition partners with experienced management, which have significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Company also plans to devote significant resources toward the growth of its fee-based income in the future through internal business formations or through non-bank acquisitions.

There is significant competition in the financial services industry in western Ohio among commercial banks. As a result of the deregulation of the financial services industry, the Company also competes with other providers of financial services such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, the mutual funds industry, full service brokerage firms and discount brokerage firms. Some of the Company's competitors, including certain regional bank holding companies which have made acquisitions in the Company's market area, have substantially greater resources than that of the Company, and as such, may have higher lending limits and may offer other services not available through the bank and non-bank subsidiaries. The bank and non-bank subsidiaries compete on the basis of rates of interest charged on loans, the rates of interest paid for funds, the availability of services and the responsiveness to the needs of its customers.

The Company's executive offices are located at 221 South Church
Street, Bowling Green, Ohio, and its telephone number is
(419)327-6300.


The Bank Subsidiaries

Mid American National Bank and Trust Company ("Mid Am Bank"), headquartered in Toledo, Ohio, was formed in 1952 and is the largest subsidiary of the Company with total assets of $849 million at December 31, 1996. Through its 36 banking centers in northwest Ohio, Mid Am Bank concentrates primarily on commercial lending and residential mortgage lending.

First National Bank Northwest Ohio ("First National"), headquartered in Bryan, Ohio, was founded in 1933 and joined Mid
Am Bank in 1988 with the formation of the Company.  First
National is a leading residential mortgage lender in the northwest corner of Ohio. First National had total assets of $527 million at December 31, 1996, and operates through 20 banking centers.


<PAGE  5>

American Community Bank, N. A., Lima, Ohio ("AmeriCom"), was formed in 1992 as a result of the merger of a commercial bank and a thrift subsidiary of the Company. AmeriCom, with total assets of $382 million at December 31, 1996, emphasizes residential mortgage and consumer lending, and serves the west-central Ohio market through 13 banking centers.

AmeriFirst Bank, N.A., Xenia, Ohio ("AmeriFirst"), was chartered in 1993 in connection with the conversion of two thrift subsidiaries of the Company into a national bank subsidiary. AmeriFirst operated 14 banking centers in the southwestern portion of Ohio and had total assets of $262 million at December 31, 1996. On February 14, 1997, AmeriFirst completed the sale of seven of its branches with deposits of approximately $94 million to another financial institution, and recognized a pre-tax gain of approximately $8.5 million.

Adrian State Bank ("Adrian") is the Company's Adrian, Michigan headquartered state-chartered bank, which was acquired by the Company in 1995. Adrian had total assets of $145 million at December 31, 1996, and operates 6 banking centers in southeastern Michigan.


The Financial Services Subsidiaries

Mid Am Recovery Services, Inc. ("MARSI") is the Company's Florida-based professional recovery services firm, formed in 1996 as a result of the merger of two of the Company's collection affiliates. MARSI serves various governmental agencies, retail, insurance and commercial clients primarily in the Southeastern United States.

MFI Investments Corp., Bryan, Ohio ("MFI") is the Company's broker/dealer affiliate, which provides its customers investment services throughout the United States through its 111 registered representatives. MFI also provides non-depository investment products to the customers of the Bank Subsidiaries.

Mid Am Credit Corp. ("MACC"), is the Company's specialized medical financing and leasing unit based in Columbus, Ohio.
Beginning with its formation in 1996, MACC has offered medical equipment and practice acquisition financing to medical professionals throughout the United States. MACC intends to sell substantially all of its financing originations to funding sources in the secondary market.

Mid Am Financial Services, Inc. ("MAFSI") and its subsidiary
Simplicity Mortgage Consultants, Inc. ("Simplicity") is the
Company's consumer finance company headquartered in Indiana.


<PAGE  6>

MAFSI, formed by the Company in connection with the Company's
1996 acquisition of Simplicity, engages in non-conforming residential mortgage lending for customers with difficult financing needs, and sells substantially all of its originations in the secondary market.

Mid Am Private Trust, N.A. ("MAPT"), Cincinnati, Ohio, was formed in 1997 as the Company's speciality trust bank subsidiary. MAPT was created to provide families with substantial financial resources and individual and corporate trustees a unique approach to fiduciary services through "insourcing" investment managers and estate planners. MAPT expects to conduct business on a nationwide basis.

Mid Am Information Services, Inc. ("MAISI") is the Company's data processing and operations affiliate which, through its Bowling
Green, Ohio-based facility, provides comprehensive back-room services and support to all of the Company's affiliates.


Price Range of Common Stock and Dividends

The information contained on page S-3 in Shareholder Information in the Company's 1997 Proxy Statement and 1996 Annual Report
Supplement is incorporated herein by reference in response to this item.


Supervision and Regulation

Mid Am Bank, First National, AmeriCom, and AmeriFirst, as national banking associations, are subject to supervision and regular examination by the Comptroller of the Currency, and as members of the Federal Reserve System, are subject to the applicable provisions of the Federal Reserve Act. Adrian, as a Michigan State-chartered bank, is subject to supervision and regular examination by the Michigan Financial Institutions Bureau and the Federal Deposit Insurance Corp. Adrian is not a member of the Federal Reserve System. The Company's financial service subsidiaries are subject to various state and federal regulatory bodies and licensing agencies. MFI is subject to regulations of the Securities and Exchange Commission and supervision by the National Association of Securities Dealers as well as various state securities and insurance regulatory agencies. MARSI, MAFSI and MACC are subject to various state licensing requirements and are subject to the regulations of the Federal Reserve Board. The Company, as a bank holding company, is subject to supervision and regular examination by the Federal Reserve System. All banking subsidiaries of the Company are insured by the Federal Deposit Insurance Corporation, to the extent provided by law, and as such


<PAGE  7>

are subject to the provisions of the Federal Deposit Insuance
Act.

The Company is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "Act"), which requires a bank holding company to register under the Act and to be subject to supervision and examination by the Board of Governors of the Federal Reserve System. As a bank holding company, the Company is required to file with the Board of Governors an annual report and such additional information as the Board of Governors may require pursuant to the Act. The Act requires prior approval by the Board of Governors of the acqusition by a bank holding company, or any subsidiary thereof, of 5 percent or more of the voting stock or substantially all the assets of any bank within the United States. Prior to the passage of FIRREA, it was not possible for bank holding companies, such as the Company, to acquire "healthy" thrift institutions. Although such acquisitions are now authorized, mergers between bank holding companies and thrift institutions must be approved by the Federal Reserve Board and the Office of Thrift Supervision. As a bank holding company located in the State of Ohio, the Company is not permitted to acquire a bank or other financial institution located in another state unless such acquisition is specifically authorized by the statutes of such state, as is the case in Michigan. The Act further provides that the Board of Governors shall not approve any such acquisition that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, or the effect of which may be to substantially lessen competition or to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

The Act also prohibits a bank holding company, with certain exceptions, from acquiring 5 percent or more of the voting stock of any company that is not a bank and from engaging in any business other than banking or performing services for its banking subsidiaries without the approval of the Board of Governors. In addition, the acquisition of a thrift institution must be approved by the Office of Thrift Supervision pursuant to the savings and loan holding company provisions of the Home Owners' Loan Act of 1933, as amended by FIRREA. The Board of Governors is also authorized to approve, among other things, the ownership of shares by a bank holding company in any company the activities of which the Board of Governors has determined to be so closely related to banking or managing or controlling banks as


<PAGE  8>

to be a proper incident thereto. The Board of Governors has, by regulation, determined that certain activities, including mortgage banking, operating small loan companies, factoring, furnishing certain data processing operations, holding or operating properties used by banking subsidiaries or acquired for such furture use, providing certain investment and financial advice, leasing (subject to certain conditions) real or personal property, providing management consulting advice to certain depository institutions, providing securities brokerage services, arranging commercial real estate equity financing, underwriting and dealing in government obligations and money market instruments, providing consumer financial counseling, operating a collection agency, owning and operating a savings association, operating a credit bureau and conducting certain real estate investment activities and acting as insurance agent for certain types of insurance, are closely related to banking within the meaning of the Act. It also has determined that certain other activities, including real estate brokerage and syndication, land development, and property management, are not related to credit transactions and are not permissible. Each of the non-banking activities conducted by the Company through its financial services affiliates are activities which have been deemed by the Board of Governors to be closely related to banking within the meaning of the Act.

The Act and the regulations of the Board of Governors prohibit banks from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. The Act also imposes certain restrictions upon dealing by affiliated banks with the holding company and among themselves including restrictions on interbank borrowing and upon dealings in respect to the securities or obligations of the holding company or other affiliates.

The earnings of banks, and therefore the earnings of the Company (and its subsidiaries), are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System. An important function of the Federal Reserve Board is to regulate the national supply of bank credit in an effort to prevent recession and to restrain inflation. Among the procedures used to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits.

These procedures are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use also may affect interest rates charged on loans or paid for deposits.


<PAGE  9>

Monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.
The effect, if any, of such policies upon the future business and earnings of the Company cannot accurately be predicted.

The Company makes no attempt to predict the effect on its revenues and earnings of changes in general economic, industrial, and international conditions or in legislation and governmental regulations.

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

The Company's only state bank, Adrian, may pay dividends only to the extent they do not exceed the bank's retained net profits plus the current year's income.

The payment of dividends by the Company and the Company's subsidiaries is also affected by various regulatory requirements and policies, such as the requirement to maintain capital at or above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FRB and the OCC have each indicated that paying dividends that deplete a bank's capital base to an inadequate level should be an unsafe and unsound banking practice. The FRB, the OCC and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current


<PAGE 10>

operating earnings.

The Company has outstanding 1,007,125 shares of cumulative convertible preferred stock, series A, which has a dividend preference feature over the Company's common stock.

According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. In the event of a loss suffered or anticipated by the FDIC - either as a result of default of a banking or thrift subsidiary of the Company or related to FDIC assistance provided to a subsidiary in danger of default - the other banking subsidiaries of the Company may be assessed for the FDIC's loss, subject to certain exceptions.


Employees

As of December 31, 1996, the Company and its subsidiaries had approximately 1,045 full-time and 384 part-time employees. The Company considers its and its Subsidiaries' employee relations to be good. None of the employees are covered by a collective bargaining agreement.




Item 2.  PROPERTIES

The Company's executive offices are located at an office building in Bowling Green. The subsidiaries operate 89 banking centers, of which 72 are owned, 4 are leased from various other parties and 13 are leased from Bancsites, Inc. ("Bancsites") under long-term lease agreements. Subsequent to December 31, 1996, the Company sold seven of its branches. Bancsites was a wholly-owned subsidiary of Mid Am Bank until 1977, when Mid Am Bank distributed all shares of Bancsites to its shareholders. Certain senior management officials of Bancsites also serve as senior management officials of Mid Am Bank. Reference is made to
Note 5 of the Notes to Consolidated Financial Statments contained in the Company's 1997 Proxy Statement and Annual Report Supplement, which is incorporated herein by reference in response to this item.


<PAGE 11>

Item 3.  LEGAL PROCEEDINGS

The information contained in Note 13 of the Notes to Consolidated
Financial Statements contained in the Company's 1997 Proxy
Statement and 1996 Annual Report Supplement is incorporated herein by reference in response to this item.




Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.




PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED SHAREHOLDER MATTERS

The information contained on page S-3 in Shareholder Information and the information contained in Note 16 of the Notes to Consolidated Financial Statements contained in the Company's
1997 Proxy Statement and 1996 Annual Report Supplement is incorporated herein by reference in response to this item. The information contained on pages 2 through 4 under the caption "Election of Directors" in the Company's 1997 Proxy Statment and 1996 Annual Report Supplement is incorporated herein by reference in response to this item. The Company's common stock is traded on the NASDAQ National Market System under the symbol "MIAM." At February 28, 1997, there were approximately 8,250 holders of record of the Company's common stock.




Item 6.  SELECTED FINANCIAL DATA

The information contained on page S-5 under the caption "Mid Am, Inc. Summary of Financial Data" in the Company's 1997 Proxy
Statement and 1996 Annual Report Supplement is incorporated herein by reference in response to this item.



<PAGE 12>


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The information contained on pages S-7 through S-26 in the Company's 1997 Proxy Statement and 1996 Annual Report Supplement is incorporated herein by reference in response to this item.




Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained on page S-5 and pages S-27 through S-51 in the Company's 1997 Proxy Statement and 1996 Annual Report
Supplement is incorporated herein by reference in response to this item.



With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7 and 14, the 1996 Annual
Report Supplement to Shareholders is not to be deemed filed as part of this report.




Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.




PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information contained on pages 1 through 4 in the Company's 1997 Proxy Statement and 1996 Annual Report Supplement is incorporated herein by reference in response to this item. The information contained on page 12 under the caption " Section 16(a) Beneficial Ownership Compliance" in the Company's 1997 Proxy Statement and 1996 Annual Report Supplement is incorporated herein by reference in response to this item.


<PAGE 13>

The following table sets forth the names and ages and business experience of each of the executive officers of the Company. Each executive officer of the Company is appointed by the Board of Directors on an annual basis, and serves at the pleasure of the Board.


                           Position With Company or       Officer
Executive Officer    Age   Subsidiary and Experience       Since*


Edward J. Reiter      57   Chairman and Chief Executive      1969
                           Officer of the Company and
                           Chairman of Mid Am Bank;
                           formerly President and Chief
                           Executive Officer of Mid Am Bank.

David R. Francisco    50   President and Chief Operating     1970
                           Officer of the Company;
                           formerly Chief Executive
                           Officer of First National.

Dennis L. Nemec       52   Executive Vice President and      1979
                           Chief Financial Officer of the
                           Company; formerly Senior Vice
                           President/Finance of the Company.

W. Granger Souder     36   Executive Vice President and      1989
                           General Counsel of the Company;
                           formerly employed as a securities
                           attorney in private practice.

Jerry R. Biederman    31   Senior Vice President and         1994
                           Director of Audit of the Company;
                           formerly Audit Supervisor of
                           Society Management Company.

Donald P. Hileman     44   Senior Vice President/Finance     1990
                           of the Company; formerly
                           Senior Vice President and Chief
                           Financial Officer of First National.

Christine Koster      44   Senior Vice President/Training    1989
                           and Development of the Company;
                           formerly Vice President/Training
                           and Development of the Company.


<PAGE 14>

David L. Mead         41   Senior Vice President/Finance;    1995
                           formerly a Professor at Bluffton
                           College and Senior Vice President
                           and Chief Financial Officer of
                           Mid Am Bank.

Cynthia A. Rossman    40   Senior Vice President/Marketing   1985
                           and Planning of the Company.

Jeffrey S. Schatz     39   Senior Vice President/Funds       1985
                           Management of the Company;
                           formerly Vice President/Finance
                           and Treasurer of Citizens.

Robin Wooddall        33   Senior Vice President/Human       1992
                           Resources of the Company;
                           formerly Vice President/Human
                           Resources of the Company.

Mark S. Lee           36   Senior Vice President/Marketing   1996
                           of the Company; formerly Division
                           Marketing Manager of PepsiCo

Marci L. Klumb        35   Senior Vice President/Associate   1991
                           General Counsel of the Company;
                           formerly Vice President/Associate
                           General Counsel of the Company.

Paul S. Ulrich        45   Senior Vice President/Asset       1996
                           Quality of the Company;
                           formerly Vice President and
                           Chief Credit Officer of
                           Poughkeepsie Savings Bank.

Patrick A. Kennedy    50   President and Chief Executive     1981
                           Officer of Mid Am Bank; formerly
                           Executive Vice President/Lending
                           of Mid Am Bank; formally Senior Vice
                           President/Lending of First National.

James F. Burwell      46   President and Chief Executive     1980
                           Officer of First National;
                           formerly President and Chief
                           Operating Officer of First National;
                           Executive Vice President and cashier
                           of First National.


<PAGE 15>

Cathleen F. Oxner     44   President and Chief Executive     1994
                           Officer of AmeriCom; formerly a
                           Plant Manager of Procter and Gamble.

Donald P. Southwick   40   President and Chief Executive     1994
                           Officer of MAPT; formerly
                           President of AmeriFirst.

Bernard A. Sikorski   54   President and Chief Executive     1995
                           Officer of Adrian State Bank;
                           formerly Executive Vice President
                           and Director of Marketing of
                           Banc One Mortgage Corporation.

James C. Burkhart     43   President and Chief Executive     1982
                           Officer of Mid Am Information
                           Services, Inc.; formerly Vice
                           President/Data Processing of
                           Mid Am Bank.

Mark S. Mandula       40   President and Chief Executive     1994
                           Officer of MARSI; formerly
                           Executive Vice President/
                           Principal-Austin Associates.

Robert M. Gioia       46   President and Chief Executive     1995
                           Officer of MFI; formerly
                           First Vice President Regional
                           Manager of Kirkpatrick and
                           Pettis Brokerage Company

Robert E. Dorr        55   President and Chief Executive     1996
                           Officer of MACC; formerly
                           Senior Vice President of Bank One
                           Vendor Leasing Division

Donald R. Steele      42   President and Chief Executive     1994
                           Officer of MAFSI and President
                           and Chief Executive Officer of
                           Simplicity; formerly President
                           of Simplicity Mortgage Consultants

Edward E. Christian   40   President and Chief Executive     1997
                           Officer of AmeriFirst;
                           formerly Senior Vice President
                           of National City Bank/Cleveland


*Includes period in which executive officer was an officer of a subsidiary or acquired company.


<PAGE 16>

Item 11.  EXECUTIVE COMPENSATION

The information contained on pages 5 through 10 under the captions "Executive Compensation" and "Report on Executive Compensation" in the Company's 1997 Proxy Statement and 1996 Annual Report Supplement is incorporated herein by reference in response to this item.




Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The information contained on pages 1 through 4 under the caption "Election of Directors" in the Company's 1997 Proxy Statement and 1996 Annual Report Supplement is incorporated herein by reference in response to this item. The information contained on page 8 under the caption "Beneficial Ownership" in the Company's 1997 Proxy Statement and 1996 Annual Report Supplement is incorporated herein by reference in response to this item.

The Company has no knowledge of any person or any group (as defined in Section 13.d.3 of the Securities Exchange Act of 1934) which owns in excess of five percent of the outstanding common stock of the Company.




Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on pages 11 and 12 under the captions
"Transactions with Management" and "Relationships with Affiliates" in the Company's 1997 Proxy Statement and 1996 Annual
Report Supplement is incorporated herein by reference in response to this item.










<PAGE 17>


PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

                                             Page in 1996 Annual
                                              Report Supplement*
(1) Financial Statements:
    Report of Independent Accountants ...............     S-27
    Consolidated Statement of Condition at
      December 31, 1996 and 1995 ....................     S-28
    Consolidated Statement of Earnings for
      the three years ended December 31, 1996 .......     S-29
    Consolidated Statement of Changes in
      Shareholders' Equity for the three years
      ended December 31, 1996 .......................     S-30
    Consolidated Statement of Cash Flows for
      the three years ended December 31, 1996 .......     S-31
    Notes to Consolidated Financial Statements ......   S-32-51**


*Incorporated by reference from the indicated pages of the 1996
Annual Report Supplement to Shareholders. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


** Subsequent Events Disclosure

(Unaudited) The pending transaction described in Note 2 to the consolidated financial statements regarding the Company's sale of seven branches of its AmeriFirst subsidiary has been completed. In connection with the sale, the Company transferred approximately $94 million of deposits to the purchaser and certain real estate and equipment. The Company realized a pre-tax gain of approximately $8.5 million on the branch sales which will be included in the results of operations in the first quarter of 1997.







<PAGE 18>


The following Exhibits required by Item 601 of Regulation S-K are filed as part of this report:


   Exhibit
   Number              Exhibit

    3.1       Restated Articles of Incorporation of the
                Company, as amended
    3.2       Code of Regulations of the Company
   10.1       Description of Incentive Plan of the Company
   10.2       Description of Deferred Compensation Plan of
                the Company
   10.3       Stock Option Plan of the Company
   10.4       Description of Employee Stock Ownership and
                Pension Plan of the Company
   10.5       Description of Employee Stock Ownership and
                Savings Plan of the Company (401K)
   10.6       Pension Make-Up Plan of the Company (SERP)
   10.7       Form of Change in Control Agreements with Certain
                Executive Officers of the Company
   11.1       Statement Re:  Computation of Per Share Earnings
   13.1       The Company's 1996 Annual Report Supplement
                to Shareholders. Except for the portions of the report expressly incorporated by reference, the Report is furnished solely for the information of the Commission and is not deemed "filed" as part hereof.
   18.0       Change in Accounting Principle
                The information required by this exhibit is incorporated herein by reference from
                Note 1 of the Consolidated Financial Statements on pages S-32 through S-35 of the Company's 1996 Annual Report Supplement to Shareholders. (See Exhibit 13.1)
   20.1       The Company's Proxy Statement dated February 21,
                1997 for its 1997 Annual Meeting
                The information required by this exhibit is incorporated herein by reference from the Company's Proxy Statment dated February 21, 1997, filed with the Securities and Exchange Commission on February 21, 1997.
   21.1       Subsidiaries of the Company
   23.1       Consent of Independent Accountants
   24.1       Power of Attorney
   27.1       Financial Data Schedule



<PAGE 19>


(b) Reports on Form 8-K


The Company filed a report on Form 8-K with the Commission as of December 4, 1996, describing the definitive agreement to sell seven branches of the Company's AmeriFirst subsidiary.

The Company filed a report on Form 8-K with the Commission as of December 30, 1996, describing the sale of substantially all of the Company's credit card balances.

The Company filed a report on Form 8-K with the Commission as of February 19, 1997, describing the completion of the sale of the seven branches of the Company's AmeriFirst subsidiary.

































<PAGE 20>


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 1997.

                              MID AM, INC.

                         BY:  /s/  David R. Francisco

                              David R. Francisco
                              President and C.O.O.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                              Signatures

       *
Edward J. Reiter      Director/Chairman/C.E.O.   March 13, 1997


David R. Francisco    Director/President/C.O.O.


Dennis L. Nemec       Exec. Vice Pres./C.F.O.

       *
Gerald D. Aller              Director            March 13, 1997

       *
James F. Bostdorff           Director            March 13, 1997

       *
David A. Bryan               Director            March 13, 1997

       *
Wayne E. Carlin              Director            March 13, 1997

       *
D. James Hilliker            Director            March 13, 1997

       *
Harry G. Kessler             Director            March 13, 1997

       *
Walter L. Lamb,Jr.           Director            March 13, 1997


<PAGE 21>


       *
James E. Laughlin            Director            March 13, 1997

       *
Marilyn O. McAlear           Director            March 13, 1997

       *
Thomas S. Noneman            Director            March 13, 1997

       *
Emerson J. Ross,Jr.          Director            March 13, 1997

       *
Douglas J. Shierson          Director            March 13, 1997


C. Gregory Spangler          Director

       *
Jerry L. Staley              Director            March 13, 1997


Robert E. Stearns            Director

       *
Richard G. Tessendorf,Jr.    Director            March 13, 1997

       *
Donald D. Thomas             Director            March 13, 1997


*The undersigned attorney-in-fact, by signing his name below, does hereby sign this Report on Form 10-K on behalf of the above-named officers and directors pursuant to a power of attorney executed by such persons and filed with the Securities and Exchange Commission contemporaneously herewith.

                         BY:  /s/  David R. Francisco

                              David R. Francisco
                              Attorney-In-Fact


<PAGE 22>

                                 FORM 10-K

                               EXHIBIT INDEX



Exhibit
Number       Exhibit

 3.1         Restated Articles of Incorporation of the
               Company, as amended
 3.2         Code of Regulations of the Company
10.1         Description of Incentive Plan of the Company
10.2         Description of Deferred Compensation Plan of
               the Company
10.3         Stock Option Plan of the Company
10.4         Description of Employee Stock Ownership and
               Pension Plan of the Company
10.5         Description of Employee Stock Ownership and
               Savings Plan of the Company (401K)
10.6         Pension Make-up Plan of the Company (SERP)
10.7         Form of Change in Control Agreements with Certain
               Executive Officers of the Company
11.1         Statement Re:  Computation of Per Share Earnings
13.1         The Company's 1996 Annual Report Supplement
               to Shareholders. Except for the portions of the report expressly incorporated by reference, the Report is furnished solely for the information of the Commission and is not deemed "filed" as part hereof.
18.0         Change in Accounting Principle
               The information required by this exhibit is incorporated herein by reference from
               Note 1 of the Consolidated Financial Statements on pages S-32 through S-35 of the Company's 1996 Annual Report Supplement to Shareholders. (See Exhibit 13.1)
20.1         The Company's Proxy Statement dated February 21,
               1997 for its 1997 Annual Meeting
               The information required by this exhibit is incorporated herein by reference from the Company's Proxy Statement dated February 21, 1997, filed with the Securities and Exchange Commission on February 21, 1997.
21.1         Subsidiaries of the Company
23.1         Consent of Independent Accountants
24.1         Power of Attorney
27.1         Financial Data Schedule