Form 10-Q
period 1997-03-31
MID AM INC
filed 1997-05-09
CIK 357066

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

Commission File No. 0-10585


                    Mid Am, Inc.
(Exact Name of Registrant as Specified in its Charter)

            Ohio                           34-1580978
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)        Identification Number)

221 South Church Street, Bowling Green, Ohio        43402
(Address of Principal Executive Offices)          (Zip Code)

             (419)327-6300
   (Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes    X


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business on April 30, 1997.

Common Stock, without par value - 20,990,273 shares











MID AM, INC.


INDEX


PART I -  FINANCIAL INFORMATION                      Page Number

Item 1.   Financial Statements

          Consolidated Statement of Condition
          (Unaudited)
          March 31, 1997 and December 31, 1996              3

          Consolidated Statement of Earnings
          (Unaudited)
          Three months ended March 31, 1997 and 1996        4

          Consolidated Statement of Cash Flows
          (Unaudited)
          Three months ended March 31, 1997 and 1996        5

          Notes to Consolidated Financial Statements        7

Item 2.   Management's Discussion/Analysis and
          Statistical Information                           9


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                21

Item 2.   Changes in Securities                            21

Item 3.   Defaults Upon Senior Securities                  21

Item 4.   Submission of Matters to a Vote
          of Security Holders                              21

Item 5.   Other Information                                22

Item 6.   Exhibits and Reports on Form 8-K                 22

SIGNATURES                                                 23

EXHIBIT INDEX                                              24



PART I. - FINANCIAL INFORMATION


MID AM, INC.   Consolidated Statement of Condition-(Unaudited)

                           March 31, 1997    December 31, 1996
Assets                           (Dollars in thousands)
Cash and due from banks      $   79,018          $   85,657
Int-bearing deposits in banks     1,455               1,631
Federal funds sold               34,014               4,476
Loans held for sale               4,549               7,927
Securities available for sale   379,563             432,791
Loans, net of unearned fees   1,591,557           1,574,880
Allowance for credit losses     (16,752)            (15,672)
  Net loans                   1,574,805           1,559,208
Bank premises and equipment      52,587              50,111
Int receivable/other assets      39,899              39,173
  Total Assets               $2,165,890          $2,180,974

Liabilities
Demand deposits(non-interest)$  194,835          $  205,306
Savings deposits                564,468             593,885
Other time deposits             988,694           1,033,718
  Total Deposits              1,747,997           1,832,909
Federal funds purchased and
  securities sold under
  agreements to repurchase      148,123              92,805
Debt and capitalized
  lease obligations              57,468              42,247
Int payable/other liabilities    21,412              19,809
  Total Liabilities           1,975,000           1,987,770

Shareholders' Equity
Preferred stock - no par value
  Authorized - 2,000,000
  Issued - 956,431 and
    1,203,725 shares             23,911              30,093
Common stock - stated value
    of $3.33 per share
  Authorized - 35,000,000
  Issued - 21,175,914
  and 20,887,675 shares          70,585              69,625
Surplus                          88,180              89,299
Retained earnings                11,802               6,034
Treasury stock
64,361 and 46,610 shares         (1,091)               (834)
Unrealized losses on
  securities avail for sale      (2,497)             (1,013)
  Total Shareholders' Equity    190,890             193,204
  Total Liabilities and
    Shareholders' Equity     $2,165,890          $2,180,974



MID AM, INC.  Consolidated Statement of Earnings-(Unaudited)

                                    Three Months Ended
(Dollars in thousands)                   March 31,
                                      1997      1996
Interest Income
Int and fees on loans                $34,942   $33,241
Int on deposits in banks                  85        23
Int on federal funds sold                354       913
Int on taxable investments             5,635     6,004
Int on tax exempt investment             528       758
  Total Interest Income               41,544    40,939
Interest Expense
Int on deposits                       17,417    18,570
Int on borrowed funds                  2,182     1,838
  Total Interest Expense              19,599    20,408

  Net Interest Income                 21,945    20,531
Provision for credit losses            1,885       559
  Net Interest Income After
  Provision Credit Losses             20,060    19,972

Non-interest Income
Trust department                         381       368
Service charge deposit accts           1,894     1,628
Mortgage banking                       2,327     2,842
Brokerage commissions                  1,480     3,500
Collection agency fees                 1,242     1,014
Net (losses) gains on
  sales of securities                   (726)      325
Other income                          13,320     1,877
  Total Non-interest Income           19,918    11,554

Non-interest Expense
Salaries/employee benefits            13,796    10,042
Net occupancy expense                  1,372     1,291
Equipment expense                      2,008     1,903
Other expenses                         8,025     8,525
  Total Non-interest Expense          25,201    21,761

  Income before income taxes          14,777     9,765
Applicable income taxes                5,210     3,158

  Net Income                         $ 9,567   $ 6,607
  Net Income Available to
    Common Shareholders              $ 9,151   $ 5,968

Earnings per Common Share:
   Primary                           $   .43   $   .28
   Fully diluted                     $   .40   $   .27



MID AM, INC.  Consolidated Statement of Cash Flows-(Unaudited)

                                 Three Months Ended March 31,
                                       1997         1996
                                    (Dollars in thousands)
Operating Activities
Net income                         $   9,567    $   6,607
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
Provision for credit losses            1,885          559
Provision for depreciation
  and amortization of assets           2,717        2,283
Proceeds from sales of mortgage
  and other loans held for sale       95,027      169,036
Mortgage and other loans
  originated for sale                (91,140)    (169,247)
Net gains on sales of assets          (3,334)      (2,375)
Increase in interest receivable
  and other assets                      (323)      (4,092)
Increase in interest payable
  and other liabilities                1,603        3,784
Net Cash Provided By
  Operating Activities                16,002        6,555

Investing Activities
Net decrease in interest-bearing
  deposits in other banks                176          992
Net (increase) decrease in
  federal funds sold                 (29,538)       8,743
Proceeds from sales of securities
  available for sale                  54,494        8,129
Proceeds from maturities and paydowns
   of securities available for sale   16,120       25,924
Purchases of securities
  available for sale                 (17,434)     (53,984)
Proceeds from sales of loans           3,952          911
Net (increase) decrease in loans     (22,049)      18,461
Proceeds from sales of
  other real estate owned                332          247
Proceeds from sales of bank
  premises and equipment               1,406          181
Purchases of bank premises
  and equipment                       (5,330)      (1,313)
Net Cash Provided By
  Investing Activities                 2,129        8,291




MID AM, INC.  Consolidated Statement of Cash Flows-(Unaudited)

                                 Three Months Ended March 31,
                                       1997         1996
                                    (Dollars in thousands)
Financing Activities
Net decrease in demand
  deposits and savings accounts      (39,888)     (46,474)
Net decrease in other time deposits  (45,024)        (376)
Net increase in short-term
  borrowings                          55,318       13,324
Repayment of capitalized lease
  obligations and debt                (2,301)        (271)
Proceeds from issuance of
  long-term debt                      17,522
Preferred stock retired               (6,162)
Proceeds from issuance of
  common stock                           289          234
Cash dividends paid                   (3,798)      (3,666)
Treasury stock acquisitions,
  fractional shares and other items     (726)      (4,079)
Net Cash Used For
  Financing Activities               (24,770)     (41,308)

Net decrease in cash and
  due from banks                      (6,639)     (26,462)
Cash and due from banks at the
  beginning of the period             85,657      102,600
Cash and due from banks at the
  end of the period                $  79,018    $  76,138

Supplemental Schedule of Noncash
  Investing and Financing Activities

Securitization of loans held for
  sale and transferred to
  securities available for sale    $   3,145    $  27,463

Transfers from loans to other
  real estate owned                $     774    $     363

Unrealized losses on
  securities available for sale    $  (2,282)   $  (2,747)
Adjustment to deferred tax              (798)        (962)
Adjustment to shareholders' equity $  (1,484)   $  (1,785)





MID AM, INC.


Notes to Consolidated Financial Information - (unaudited)


1.   Accounting Policies

The accounting and reporting policies followed by Mid Am, Inc. conform to generally accepted accounting principles and to general practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Mid Am, Inc.'s business is primarily commercial banking and related services which for financial reporting purposes was considered a single business segment. Since 1994, six collection companies were acquired, in 1995, a broker-dealer company was acquired, in 1996, a commercial finance company was organized and commenced operations, and in 1997, a mortgage brokerage business was acquired, and a private trust bank and personal finance company were organized and commenced operations which are considered to be additional business segments; however, the revenues, operating profit and assets of the collection business, broker dealer business, finance companies and trust bank are not material for separate disclosure and Mid Am's predominant business continues to be banking.

The consolidated financial statements of Mid Am, Inc. (the Company) include the accounts of Mid American National Bank and Trust Company (Mid Am Bank), First National Bank Northwest Ohio (First National), American Community Bank, N.A. (AmeriCom), AmeriFirst Bank, N.A. (AmeriFirst), Adrian State Bank (Adrian), Mid Am Private Trust, N.A. (MAPT), Mid Am Recovery Services, Inc. (MARSI), MFI Investments Corp. (MFI), Mid Am Credit Corp.(MACC), Mid Am Financial Services, Inc. (MAFSI), Simplicity Mortgage Consultants, Inc. (Simplicity), and Mid Am Information Services, Inc.(MAISI). All significant intercompany transactions and accounts have been eliminated in consolidation.


2.  Recent Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which supersedes existing standards for determining earnings per share. The statement will be effective for the Company for the year ending December 31, 1997. Primary earnings per share will be replaced by "basic earnings per share," which will be determined solely by the weighted average number of shares outstanding for the period. Fully diluted earnings per share will be replaced by "diluted earnings per share," which will reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The statement will also require a reconciliation of the numerator and denominator of basic earnings per share with the numerator and denominator of diluted earnings per share. Under the new pronouncement, the Company will exclude common stock equivalents, as defined by APB No.15 "Earnings Per Share," from the computation of bank earnings per share which in prior years and the three months ended March 31, 1997 and 1996 were composed of the net shares that would be issuable upon the exercise of common stock options outstanding. Management does not believe the new statement will result in a significant difference in amounts per share determined for diluted earnings per share.


3.  Repurchase Program

On May 16, 1996, the Board of Directors of the Company authorized management to undertake purchases of up to 1,100,000 shares of the Company's outstanding common stock over a twelve month period in the open market or in privately negotiated transactions. The shares reacquired are held as treasury stock and reserved for use in the Company's stock option plan and for future stock dividend declarations. As of March 31, 1997 the Company had repurchased approximately 278,000 shares of common stock pursuant to its 1996 repurchase program. As of April 30, 1997, the Company has repurchased approximately 426,000 shares of common stock pursuant to its 1996 repurchase program.














Item 2. - Management's Discussion/Analysis and Statistical
          Information

Three Months Ended March 31, 1997 and 1996

Results of Operations

For the three months ended March 31, 1997, net income increased $2,960,000 or 45% to $9,567,000 compared to $6,607,000 for the same period in 1996. Primary and fully diluted earnings per share for the first quarter of 1997 were $.43 and $.40, respectively, compared to $.28 and $.27 for the same period in the prior year. Return on average common equity (ROE) for the first quarter of 1997 was 22.51% while return on average assets
(ROA) was 1.79%, as compared to ROE and ROA ratios of 15.06% and 1.23%, respectively, for the first quarter of 1996.

The Company's results for the first quarter of 1997 reflect the previously announced sale of seven branch offices and $95,000,000 of deposits of AmeriFirst to another bank, resulting in a pre-tax gain of $8,500,000. Substantially all of the loans were retained by AmeriFirst in connection with the transaction. The pre-tax gain was partially offset by certain costs and other charges related to the branch sale, which in the aggregate were $2,000,000 on a pre-tax basis. The charges associated with the branch sale include the recognition of losses in the sale of low-yielding securities at several of the Company's affiliates, including AmeriCom which enabled it to acquire loans of AmeriFirst and thereby enhance AmeriCom's net interest margin and future earnings potential, and certain formula-driven expenses affected by the gain from the sale of the branches. The Company believes that the sale of the branches will enable AmeriFirst to focus on its core Greene County market, and that the actions taken will enhance the Company's future earnings prospects. In addition, during the quarter, the Company increased its normal planned provision for credit losses by approximately $1,000,000. The increase in the Company's provision for credit losses was made in response to continued loan growth.

The Company's first quarter of 1997 net income, excluding the gain and charges related to the branch sale and the additional provision for credit losses, were $6,100,000, which represents a return on average common equity and return on average assets of 14.18% and 1.14%, respectively.

Net Interest Income

Net interest income increased $1,414,000 to $21,945,000 in the first quarter of 1997 as compared to $20,531,000 for the same period in 1996. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the type and mix of interest-earning assets and interest-bearing liabilities. The Company's net interest margin for the three months ended
March 31, 1997 was 4.49% compared to 4.19% for the same period in 1996. The Company's net interest margin improved primarily due to higher-yielding earning assets caused by increased average loan levels which rose $108,000,000 or 7% from March 31, 1996. The improvement in the net interest margin is also the result of the sale of certain low-yielding securities which, combined with higher-yielding earning assets, is expected to sustain the Company's net interest margin at current levels in the near term.

Provision for Credit Losses

The provision for credit losses increased $1,326,000 or 237% to $1,885,000 in the first quarter of 1997 compared to $559,000 in the first quarter of 1996. The additional provision was necessary to maintain an adequate allowance for credit losses on the Company's increasing loan portfolio size. Net charge-offs were $805,000 or 0.20% (annualized) of average loans during the three months ended March 31, 1997, compared to $729,000 or 0.20% (annualized) for the same period in 1996. The provision for credit losses reflects the amount necessary in management's opinion to maintain an adequate allowance, based upon its analysis of the loan portfolio (including the loan growth rate and change in the mix of the loan portfolio) and general economic conditions.

At March 31, 1997, the Company's allowance for credit losses as a percentage of loans was 1.05% compared to 1.00% at December 31, 1996 and 1.01% at March 31, 1996. At March 31, 1997, the Company's allowance for credit losses represented 269% of non-performing loans as compared to 237% and 179% at December 31, 1996 and March 31,1996, respectively. The increase in the Company's allowance for credit losses as a percentage of loans is due to an increase in the provision for credit losses.
Management believes that the Company's allowance for credit losses is adequate. (See "Asset Quality".)










Non-Interest Income

The table below summarizes the sources of the Company's non-interest income.

Three months ended March 31,                          Percentage
(Dollars in thousands)            1997        1996      Change

Non-Interest Income:
Trust department                $   381     $   368        4%
Service charges on
  deposit accounts                1,894       1,628       16
Mortgage banking                  2,327       2,842      (18)
Brokerage commissions             1,480       3,500      (58)
Collection agency fees            1,242       1,014       22
Net (losses) gains on
  sales of securities              (726)        325     (323)
Net gains on sales
  of other loans                  2,331          65     3486
Credit card fees                    488         477        2
International dept fees             235         211       11
ATM card fees                       345         154      124
Gain of sale of branch offices    8,500
Other                             1,421         970       46
Total non-interest income       $19,918     $11,554       72


As seen from the above table, non-interest income is an increasingly important source of revenue to the Company as it continues to expand its offerings of non-bank-related financial services. Non-interest income for the three months ended March 31, 1997, non-interest income increased $8,364,000 or 72 percent to $19,918,000 compared to $11,554,000 for the same period in 1995. The increase is due primarily to an increase of $8,500,000 in other income as a result of the sale of seven branch offices of AmeriFirst to another bank. Other increases in non-interest income for the first quarter of 1997 as compared to the same period in 1996 was an increase of $2,266,000 in net gains on sales of loans from the Company's leasing and financing company, an increase of $228,000 or 22% in collection agency fees and an increase of $266,000 or 16% in service charges on deposit accounts. Collection agency fees increased due to an increase in commercial collection fees and service charges on deposit accounts increased due to higher fees. The increases in non-interest income was partially offset by a decrease of $2,020,000 or 58% in brokerage commissions and a decrease of $515,000 or 18% in mortgage banking. Mortgage banking decreased primarily due to a decrease in net gains on sales of loans due to the lower volume of loan sales. Brokerage commission income decreased primarily due to a decrease in the number of registered representatives causing a lower volume of business. Net gains on sales of securities decreased $1,051,000 due to charges associated with the branch sale which included the recognition of losses in the sale of low-yielding securities at several of the Company's affiliates, including AmeriCom, which enabled it to acquire loans of AmeriFirst and thereby enhance AmeriCom's net interest margin and future earnings potential.

Non-Interest Expense

Non-interest expense includes costs, other than interest, that are incurred in the operations of the Company. The table below summarizes the components of the Company's non-interest expense.

Three months ended March 31,                          Percentage
(Dollars in thousands)            1997        1996      Change

Non-Interest Expense:
Salaries and employee benefits  $13,796     $10,042       37%
Net occupancy expense             1,372       1,291        6
Equipment expense                 2,008       1,903        6
Brokerage commissions               805       2,245      (64)
FDIC expense                        122         424      (71)
Marketing                           654         443       48
Franchise taxes                     646         629        3
Telephone                           645         494       31
Printing and supplies               535         493        9
Legal and other
  professional fees                 724         491       47
Credit card processing costs        519         374       39
Amortization of intangible
  assets                            843         397      112
Postage                             436         422        3
Other                             2,096       2,113        1
Total non-interest expense      $25,201     $21,761       16


For the three months ended March 31, 1997, non-interest expense increased $3,440,000 or 16% to $25,201,000 compared with $21,761,000 for the same period in 1996. Of the increase in non-interest expense, approximately $2,000,000 represented costs and charges related to the branch office sale at AmeriFirst.
Salaries and employee benefits comprise the largest component of non-interest expense and was 55% and 46% for the three months ended March 31, 1997 and 1996, respectively. Salary costs increased in 1997 due to the formation of MACC, MAFSI, MAPT, the acquisition of Simplicity, the acquisition of three credit agencies in Florida, new employees at the bank subsidiaries to handle increases in lending activity and salary rate increases. In addition, certain benefit expenses determined under formulas which take into account pre-tax income also increased in the three months ended March 31, 1997 compared to the same period in 1996 because of the increase in pre-tax income. Equipment expense and net occupancy expense increased approximately 6% due to new offices for Simplicity, MAFSI and MAPT. The decrease in other non-interest expenses is primarily due to decreases in ticket charges from the Company's brokerage clearing firms ($1,440,000) and FDIC premiums ($302,000). The decreases were partially offset by increases in amortization of intangible assets ($446,000), marketing ($211,000), legal and other professional fees ($233,000), credit card processing fees ($145,000) and telephone expense ($151,000).

Income Taxes

The provision for income taxes for the first quarter of 1997 increased $2,052,000 or 65% to $5,210,000 compared to $3,158,000 for the same period in 1996. The increase was due primarily to higher pre-tax income and a higher effective tax rate of 35.3% for the first quarter of 1997 as compared to 32.3% for the same period in 1996.

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

For the Company's bank subsidiaries, the primary sources of liquidity at March 31, 1997 were federal funds sold of $34,014,000, securities available for sale of $379,563,000 and loans held for sale of $4,549,000. At December 31, 1996, the primary sources of liquidity were federal funds sold of $4,476,000, securities available for sale of $432,791,000 and loans held for sale of $7,927,000.

Since the Company is a holding company and does not conduct operations, its primary source of liquidity is dividends paid to it by its subsidiaries. For national banks, the approval of the Office of the Comptroller of the Currency is required in order to pay dividends in excess of the subsidiaries' earnings retained for the current year plus retained net profits since January 1, 1995. As a result of these restrictions, at March 31, 1997 dividends which can be paid to the Company by its bank subsidiaries are limited to $7,456,000.

The Company's liquidity position decreased in 1997 due to the Company's sale of seven branch offices at AmeriFirst with deposits of approximately $94,000,000 at the date of sale and increased loan activity. The sale of the branch offices caused a decrease in deposits, which was offset by a decrease in securities available for sale and an increase in Federal Home Loan Bank (FHLB) borrowings. However, management believes that the Company's liquidity is adequate because the Company's bank subsidiaries have lines of credit with the Federal Home Loan Bank and can borrow up to $159,943,000, of which $94,657,000 is currently outstanding. In December, 1996, the Company entered into an agreement with an unrelated financial institution which enables the Company to borrow up to $20,000,000 for a period of one year. As of March 31, 1997, the Company has borrowed $10,000,000 against the available credit facility.

Cash and due from banks decreased by $6,639,000 during the three months ended March 31, 1997 to $79,018,000 from $85,657,000 at December 31, 1996. Cash and due from banks decreased primarily due to decreases of approximately $8,000,000 in currency and $3,000,000 in checks in the process of collection, partially offset by an increase of approximately $4,000,000 in balances due from other banks. Operating activities provided $16,002,000 of cash in the three months ended March 31, 1997 as compared to cash provided by operating activities of $6,555,000 for the same period in 1996. For the three months ended March 31, 1997, cash provided by operating activities was primarily attributable to net income and proceeds from sales of mortgage and other loans held for sale net of cash used to originate such loans during the period. For the same period in 1996, the cash provided by operating activities was primarily due to net income and provision for depreciation and amortization of assets, offset by an increase in interest receivable and other assets. The Company originated approximately $91,140,000 of mortgage and other loans in the three months ended March 31, 1997, as compared to $169,247,000 for the same period in 1996. The decrease in mortgage and other loan originations was primarily due to a increase in market rates which led to a decrease in refinancing and new mortgage activity. The lower mortgage banking and financing activity in 1997 compared to 1996 resulted in a decrease in the amount of cash required to fund mortgage and other loans. The lower activity also resulted in a decrease in volume of sales of mortgage and other loans providing cash (from $169,036,000 in 1996 to $95,027,000 in 1997).


Cash of $2,129,000 was provided by investing activities during the three months ended March 31, 1997 compared to cash provided by investing activities of $8,291,000 during the three months ended March 31, 1996, a decrease in cash flows from investing activities of $6,162,000. The primary reason for the decrease in cash flows used for investing activities was the net increase in federal funds sold in 1997 of $29,538,000 compared to a net decrease of $8,743,000 for the same period in 1996 and the increase of $40,510,000 in loans. Also, the increase in proceeds from sales, maturities and paydowns of securities available for sale in 1997 of $70,614,000 compared to $34,053,000 for the same period in 1996 was offset by the decrease of $36,550,000 in purchases of securities available for sale. The increase in federal funds sold and increase in proceeds from securities available for sale for the first three months of 1997 was partially offset by the net decrease in purchases of securities.

Cash used for financing activities was $24,770,000 during the three months ended March 31, 1997 as compared to 41,308,000 of cash used for financing activities for the same period in 1996. The cash used for financing activities in 1997 was primarily due to a decrease in total deposits of $84,912,000 as a result of the sale of seven branch offices at AmeriFirst. The cash used for by financing activities in 1996 was primarily due to a net decrease in demand deposits and savings accounts of $46,474,000, partially offset by a net increase of $13,324,000 in short-term borrowings. Common stock repurchases aggregating $4,080,000 were made for the three months ending March 31, 1996 in connection with the Company's repurchase program authorized by the Board of Directors.

Asset/Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. The Company manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates. At March 31, 1997, the Company had a manageable positive gap position and therefore does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates.

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

At March 31, 1997, a minimum Tier I capital ratio of 4.00% and a total capital ratio of 8.00% are required. The Company's qualifying capital at March 31, 1997 exceeds both the Tier I and Tier II risk-based capital guidelines. In addition, a capital leverage ratio is used in connection with the risk-based capital standards which is defined as Tier I capital divided by quarterly average total assets adjusted for certain items. At March 31, 1997, the Company's leverage ratio, Tier I, and combined Tier I and Tier II (total capital) ratios were 8.51%, 10.66% and 11.69%, respectively.

Capital ratios applicable to the Company's banking subsidiaries at March 31, 1997 are as follows:
                                                     Total
                                           Tier I  Risk-based
                               Leverage   Capital   Capital
Regulatory Capital Requirements
     Minimum                     4.00       4.00      8.00
     Well-capitalized            5.00       6.00     10.00

Bank Subsidiaries
     Mid Am Bank                 7.74       9.25     10.32
     First National              7.81      10.23     10.77
     AmeriCom                    7.34       9.83     11.00
     AmeriFirst                  6.21       9.78     11.03
     Adrian                      6.64       8.81     10.01

The capital to asset ratios of the Company's non-bank subsidiaries are significantly different than the bank subsidiaries.

Asset Quality

At March 31, 1997, the Company's percentage of non-performing loans (non-accrual loans and restructured loans) to total loans was 0.39%, as compared to 0.42% at December 31, 1996 and 0.56% at March 31, 1996. Non-performing loans at March 31, 1997 aggregated $6,218,000, a decrease of $405,000 or 6% from December 31, 1996. Loans past due 90 days or more at March 31, 1997 aggregated $5,173,000, a decrease of $761,000 or 13% from December 31, 1996. The Company's percentage of net charge-offs for the three months ended March 31, 1997 and March 31, 1996 to average loans outstanding were 0.20% (annualized) and 0.20% (annualized), respectively. At March 31, 1997, the Company's allowance for credit losses was 1.05% of total loans, as compared to 1.00% and 1.01% at December 31, 1996 and March 31, 1996,
respectively. The allowance for credit losses as a percentage of non-performing loans at March 31, 1997 was 269% compared to 237% at December 31, 1996 and 179% at March 31, 1996. The ratio of non-performing assets (constituting the sum of non-performing loans and other real estate owned) to total loans plus other real estate owned was 0.49% at March 31, 1997, compared to 0.49% and 0.62% at December 31, 1996 and March 31, 1996, respectively. As of March 31, 1997, based upon a review of the loan portfolio (including the loan growth rate and change in the mix of the loan portfolio), management believes the allowance for credit losses is adequate.

Loans 30 to 89 days past due, excluding non-accrual and restructured loans amounted to $7,492,000 or 0.47% of total loans at March 31, 1997 as compared to $8,944,000 or 0.57% at December 31, 1996. Loans now current but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $30,399,000 and $31,503,000 at March 31, 1997 and December 31, 1996,
respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The classification of these loans, however, does not mean to imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. At March 31,1997 and December 31, 1996, specific allocations of the allowance for credit losses related to these loans aggregated $1,466,000 and $3,219,000, respectively. The decrease in loans where some concern exists is primarily attributable to the Company's continuous process of loan review which has identified various improvements in the financial condition of certain of the individual borrowers. In the opinion of management, these loans require close monitoring despite the fact that they are performing according to their terms. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

Three of the Company's bank subsidiaries have purchased certain lease receivables or loans from The Bennett Funding Group (Bennett) which have an aggregate outstanding balance of $6,100,000 at March 31, 1997. Bennett was placed into bankruptcy proceedings in March of 1996. Payments by lessees and borrowers have been paid into an interest-bearing escrow account with the bankruptcy court pending resolution of certain issues. Issues which may affect the Company's ability to ultimately collect interest and principal on the leases include a determination of ownership of the receivables and whether the banks have perfected their security interests in the receivables. Certain lease pools purchased by the Company (or portions thereof) are the subject of these issues, while other pools are not. All of the lease pools, or portions thereof, which the Company believes are subject to challenge by the Trustee or other parties which aggregate $1,614,000 at March 31, 1997, have been placed on non-accrual and are considered impaired under SFAS 114. Those pools or portions which aggregate $4,486,000 at March 31, 1997 where management believes it will collect principal and interest from escrow are classified as loans 90 days past due and not on non-accrual.


The following table presents asset quality information for each of the Company's banking subsidiaries at March 31, 1997.

(Dollars in thousands)

                Mid Am   First
                 Bank   National  AmeriCom  AmeriFirst  Adrian

Loans:
Non-accrual     $1,048    $1,266   $  941    $2,318      $433
Restructured         0       141       71         0         0
Total
 non-performing
 loans           1,048     1,407    1,012     2,318       433
Other real
 estate owned(1)   170         0      128       603         0
Total
 non-performing
 assets         $1,218    $1,407   $1,140    $2,921      $433

Loans 90 days
 or more past
 due and not
 on non-accrual $   21    $2,008   $2,438    $  612      $ 94

Non-performing
 loans to
 total loans       .16       .37      .36      1.40       .35
Non-performing
 assets to total
 loans plus
 other real
 estate owned      .19       .37      .41      1.76       .35
Allowance for
 credit losses
 to total
 non-performing
 loans          734.26    156.22   320.95     98.19    308.31
Allowance for
 credit losses
 to total
 non-performing
 assets         631.77    156.22   284.91     77.92    308.31
Net charge-offs
 to average loans
 outstanding       .33       .08      .07       .32       .05
Allowance for
 credit losses
 to total loans   1.21       .57     1.16      1.38      1.07
Loans 90 days
 or more past
 due and not
 on non-accrual
 to total loans    .00       .52      .87       .37       .08

(1) The parent company has $690,000 of other real estate owned at March 31, 1997.

The following table sets forth the Company's allocation of the allowance for credit losses as of March 31, 1997 and December 31, 1996.

(Dollars in thousands)   March 31, 1997    December 31, 1996

Specific allowance
  Real estate                $   291           $   372
  Commercial                   2,340             2,974
  Installment                    222               250
  Total specific allowance     2,853             3,596

General allowance
  Real estate                    319               233
  Commercial                   2,615             3,229
  Installment                  2,248             1,369
  Other                          761             1,106
  Total general allowance      5,943             5,937

Unallocated allowance          7,956             6,139
Allowance for credit losses  $16,752           $15,672

As of March 31, 1997, no specific allowance has been determined for the leases from Bennett Funding Group due to the uncertainty as to whether a loss will occur. However, management has determined that the allowance for credit losses is adequate to absorb any future losses from the Bennett Funding Group leases.

The following table presents a summary of the Company's credit loss experience for the three months ended March 31, 1997 and 1996.

(Dollars in thousands)
                                  1997             1996
Balance of allowance at
  beginning of year             $15,672          $14,859

Loans actually charged-off:
  Real estate                       184               74
  Commercial, financial
    and agricultural                477              608
  Installment and credit card       377              797
  Other                              54                0
    Total loans charged-off       1,092            1,479

Recoveries of loans previously
  charged-off:
  Real estate                        24              162
  Commercial, financial
    and agricultural                101              407
  Installment and credit card       153              181
  Other                               9                0
    Total recoveries of loans       287              750

Net charge-offs                     805              729

Addition to allowance
  charged to expense              1,885              559

Allowance for credit losses     $16,752          $14,689

Net charge-offs to
  average loans outstanding         .20              .20
Allowance for credit losses
  to total loans                   1.05             1.01
Allowance for credit losses
  to total non-performing
  loans                          269.41           179.00

For the three months ended March 31, 1997, installment loans charged-off decreased $420,000 as compared to the same period in 1996. The decrease in installment loans charged-off is primarily due to a decrease in auto loans charged-off at one bank subsidiary for 1996 as compared to 1997.

PART II. - OTHER INFORMATION


Item 1. - Legal Proceedings

One of the Company's non-bank subsidiaries is a co-defendant in several actions filed by customers of a money manager not affiliated with the subsidiary who directed business to that subsidiary. These suits were filed prior to the subsidiary's merger with the Company. The suits seek recovery of losses of approximately $2,700,000 plus punitive damages, attorneys' fees and costs of litigation. The litigation in the matters has been stayed and the parties have entered into arbitration. The Company denies liability to the plaintiffs in each of the actions and is vigorously contesting the claims. Discovery has been partially completed in these actions, and arbitration proceedings have commenced. However, due to the complexity of the issues management and the Company's legal counsel have been unable to form an opinion as to the likely outcome of the arbitration; accordingly, no provision for any liability that may result from the resolution of these matters has been recorded. In the event of an unfavorable outcome, the effect on the Company's results of operations could be material. In connection with this action 169,701 of Mid Am, Inc. common shares are being held in escrow pending resolution of the arbitration. Such shares will be returned to the Company for any liability which may result from or for costs incurred in defending the action.

There are also various other lawsuits and claims pending against the Company, which arise in the normal course of business. In the opinion of management, any liabilities that may result from these lawsuits and claims will not materially affect the financial position or results of operations of the Company.


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


Item 6 - Exhibits and Reports on Form 8-K

       (a)  Exhibits

            1.  Statement Re Computation of Earnings Per
                Common Share

       (b)  Reports on Form 8-K

The Company filed a report on Form 8-K with the Commission as of February 19, 1997, describing the Company's sale of seven branch offices at AmeriFirst.

The Company filed a report on Form 8-K with the Commission as of May 2, 1997, announcing the Company's call for redemption of all of the Company's outstanding Cumulative Convertible Preferred
Stock, Series A.





























SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



MID AM, INC.



/s/  W. Granger Souder



W. Granger Souder
Executive Vice President / General Counsel



DATE:   May 9, 1997


























MID AM, INC.


                                EXHIBIT INDEX


Exhibit No.     Description                       Page Number

    (1)         Statement Re Computation of
                  Earnings Per Common Share            25

    (2)         Form 8-K Describing the Company's
                  Sale of Seven Branch offices
                  at AmeriFirst

                The information required by this exhibit
                  is incorporated herein by reference
                  from the Company's Form 8-K dated
                  February 19, 1997, filed with the
                  Securities and Exchange Commission on
                  February 21, 1997.

    (3)         Form 8-K Announcing the Company's
                  Call for Redemption of All of the
                  Company's Outstanding Cumulative
                  Convertible Preferred Stock, Series A.

                The information required by this exhibit
                  is incorporated herein by reference
                  from the Company's Form 8-K dated
                  May 2, 1997, filed with the Securities
                  and Exchange Commission on May 2, 1997.



















EXHIBIT  1



STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS



Mid Am, Inc.


Computation of Primary Earnings per Share


Dollars in thousands,           Three Months Ended March 31,
  except per share data              1997          1996

Reconciliation of net earnings
  to amounts used for primary
  earnings per share:
Net earnings                        $9,567        $6,607
Less:
  Preferred stock
    dividends Series A                 416           639
Net earnings applicable
  to primary earnings
  per share                         $9,151        $5,968

Reconciliation of weighted
  average number of shares
  to amount used in
  primary earnings per
  share computation:
Average shares
  outstanding                   20,983,000    20,770,000
Average common
  equivalent shares:
Assumed exercise
  of options                       308,000       269,000
Primary average shares
  outstanding                   21,291,000    21,039,000


Primary earnings per share           $0.43         $0.28







Mid Am, Inc.


Computation of Fully Diluted Earnings per Share


Dollars in thousands,           Three Months Ended March 31,
  except per share data              1997          1996

Reconciliation of net earnings
  to amounts used for fully
  diluted earnings per share:
Net earnings                        $9,567        $6,607
Less:
  Preferred stock
    dividends Series A                --            --
Net earnings applicable
  to fully diluted
  earnings per share                $9,567        $6,607

Reconciliation of weighted
  average number of shares
  to amount used in fully
  diluted earnings per
  share computation:
Average shares
  outstanding                   20,983,000    20,770,000
Average common
  equivalent shares:
Assumed exercise
  of options                       308,000       320,000
Assumed conversion of
  preferred stock                2,477,000     3,446,000
Fully diluted average
  shares outstanding            23,768,000    24,536,000


Fully diluted
  earnings per share                 $0.40         $0.27