Form 10-Q
period 1997-06-30
MID AM INC
filed 1997-08-14
CIK 357066

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business on July 31, 1997.

Common Stock, without par value - 22,188,822 shares

MID AM, INC.


INDEX


PART I -  FINANCIAL INFORMATION                      Page Number

Item 1.   Financial Statements

          Consolidated Statement of Condition
            (Unaudited)
          June 30, 1997 and December 31, 1996               3

          Consolidated Statement of Earnings
            (Unaudited)
          Three and six months ended
            June 30, 1997 and 1996                          4

          Consolidated Statement of Cash Flows
            (Unaudited)
          Three and six months ended
            June 30, 1997 and 1996                          5

          Notes to Consolidated Financial Statements        7
            (Unaudited)

Item 2.   Management's Discussion and Analysis and
          Statistical Information                          11


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                27

Item 2.   Changes in Securities                            27

Item 3.   Defaults Upon Senior Securities                  28

Item 4.   Submission of Matters to a Vote
          of Security Holders                              28

Item 5.   Other Information                                28

Item 6.   Exhibits and Reports on Form 8-K                 28

SIGNATURES                                                 29

EXHIBIT INDEX                                              30

PART I. - FINANCIAL INFORMATION

MID AM, INC.   Consolidated Statement of Condition (Unaudited)

                            June 30, 1997    December 31, 1996
Assets                           (Dollars in thousands)
Cash and due from banks       $   76,660         $   85,657
Int-bearing deposits in banks      1,202              1,631
Federal funds sold                22,377              4,476
Loans held for sale                6,590              7,927
Securities available for sale    389,239            432,791
Loans, net of unearned fees    1,615,579          1,574,880
Allowance for credit losses      (16,754)           (15,672)
  Net loans                    1,598,825          1,559,208
Bank premises and equipment       54,527             50,111
Int receivable/other assets       43,021             39,173
  Total Assets                $2,192,441         $2,180,974

Liabilities
Demand deposits(non-interest) $  222,226         $  205,306
Savings deposits                 550,995            593,885
Other time deposits              994,715          1,033,718
  Total Deposits               1,767,936          1,832,909
Federal funds purchased and
  securities sold under
  agreements to repurchase       145,942             92,805
Capitalized lease
  obligations and debt            84,597             42,247
Int payable/other liabilities     19,439             19,809
  Total Liabilities            2,017,914          1,987,770

Shareholders' Equity
Preferred stock - no par value
  Authorized - 2,000,000
  Issued - 1,203,725 shares
    in 1996                                          30,093
Common stock - stated value
    of $3.33 per share
  Authorized - 35,000,000
  Issued - 22,611,165
  and 20,887,675 shares           75,370             69,625
Surplus                           91,646             89,299
Retained earnings                 15,340              6,034
Treasury stock
422,343 and 46,610 shares         (7,260)              (834)
Unrealized losses on secur-
  ities available for sale          (569)            (1,013)
  Total Shareholders' Equity     174,527            193,204
  Total Liabilities and
    Shareholders' Equity      $2,192,441         $2,180,974

MID AM, INC.  Consolidated Statement of Earnings (Unaudited)

                           Three Mths Ended    Six Mths Ended
(Dollars in thousands)          June 30,           June 30,
                             1997     1996      1997     1996
Interest Income
Int and fees on loans       $36,253  $32,365   $71,195  $65,606
Int on deposits in banks         45       41       130       64
Int on federal funds sold       221      795       575    1,708
Int on taxable investments    5,336    6,704    10,971   12,708
Int on tax exempt investment    543      726     1,071    1,484
  Total Interest Income      42,398   40,631    83,942   81,570
Interest Expense
Int on deposits              16,996   18,045    34,413   36,615
Int on borrowed funds         3,066    1,724     5,248    3,562
  Total Interest Expense     20,062   19,769    39,661   40,177

  Net Interest Income        22,336   20,862    44,281   41,393
Provision for credit losses     874    1,076     2,759    1,635
  Net Interest Income After
    Provision Credit Losses  21,462   19,786    41,522   39,758

Non-interest Income
Trust department                499      349       880      717
Service charge deposit acct   2,136    1,684     4,030    3,312
Mortgage banking              2,897    2,571     5,224    5,413
Brokerage commissions         1,661    2,960     3,141    6,460
Collection agency fees        1,322    1,008     2,564    2,022
Net gains (losses) on
  sales of securities            78      461      (648)     786
Net gains on sales of
  other loans                 2,857      519     5,188      584
Other income                  2,516    1,839    13,505    3,651
  Total Non-interest Income  13,966   11,391    33,884   22,945

Non-interest Expense
Salaries/employee benefits   12,879   10,146    26,675   20,188
Net occupancy expense         1,393    1,284     2,765    2,575
Equipment expense             2,255    2,005     4,263    3,908
Other expenses                8,311    8,710    16,336   17,235
  Total Non-interest Expense 24,838   22,145    50,039   43,906

  Income before income taxes 10,590    9,032    25,367   18,797
Applicable income taxes       3,427    2,921     8,637    6,079
  Net Income                $ 7,163  $ 6,111   $16,730  $12,718
  Net Income Available to
    Common Shareholders     $ 6,974  $ 5,500   $16,125  $11,468
Earnings per Common Share:
   Primary                  $   .32  $   .26   $   .75  $   .55
   Fully diluted            $   .31  $   .25   $   .71  $   .52

MID AM, INC.  Consolidated Statement of Cash Flows (Unaudited)

                                  Six Months Ended June 30,
                                       1997         1996
                                    (Dollars in thousands)
Operating Activities
Net income                         $  16,730    $  12,718
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
Provision for credit losses            2,759        1,635
Provision for depreciation
  and amortization of assets           5,053        4,599
Proceeds from sales of mortgage
  and other loans held for sale      201,386      267,525
Mortgage and other loans
  originated for sale               (198,382)    (257,251)
Net gains on sales of offices,
  deposits and other assets          (17,188)      (5,186)
Increase in interest receivable
  and other assets                    (4,697)      (5,053)
(Decrease) increase in interest
  payable and other liabilities         (370)         810
Net Cash Provided By
  Operating Activities                 5,291       19,797

Investing Activities
Net decrease in interest-bearing
  deposits in other banks                429        1,815
Net (increase) decrease in
  federal funds sold                 (17,901)      55,643
Proceeds from sales of securities
  available for sale                  57,439       26,633
Proceeds from maturities and paydowns
  of securities available for sale    38,966       44,461
Purchases of securities
  available for sale                 (46,815)     (34,812)
Proceeds from sales of loans          15,197        5,748
Net increase in loans                (57,875)     (57,081)
Proceeds from sales of
  other real estate owned                558          413
Proceeds from sales of bank
  premises and equipment               1,455          698
Purchases of bank premises
  and equipment                       (9,155)      (3,221)
Net Cash (Used For) Provided By
  Investing Activities               (17,702)      40,297

MID AM, INC.  Consolidated Statement of Cash Flows (Unaudited)

                                  Six Months Ended June 30,
                                       1997         1996
                                    (Dollars in thousands)
Financing Activities
Cash transferred in connection
  with the sale of branch deposits   (84,927)
Net increase (decrease) in demand
  deposits and savings accounts        6,474      (43,990)
Net increase (decrease) in
  other time deposits                 22,230      (12,982)
Net increase in short-term
  borrowings                          53,137          580
Repayment of capitalized lease
  obligations and debt                (6,650)     (15,335)
Proceeds from issuance of
  long-term debt                      49,000
Preferred stock retired              (21,801)
Proceeds from issuance of
  common stock                           388          303
Cash dividends paid                   (7,423)      (7,279)
Treasury stock acquisitions,
  fractional shares and other items   (7,014)      (9,184)
Net Cash Provided By (Used For)
  Financing Activities                 3,414      (87,887)

Net decrease in cash and
  due from banks                      (8,997)     (27,793)
Cash and due from banks at the
  beginning of the period             85,657      102,600
Cash and due from banks at the
  end of the period                $  76,660    $  74,807

Supplemental Schedule of Noncash
  Investing and Financing Activities

Securitization of loans held for
  sale and transferred to
  securities available for sale    $   6,344    $  53,198

Transfers from loans to other
  real estate owned                $   1,112    $     518
Loans on other real estate
  owned sold                                    $     152

Unrealized gains (losses) on
  securities available for sale    $     683    $  (8,498)
Adjustment to deferred tax               239       (2,975)
Adjustment to shareholders' equity $     444    $  (5,523)

MID AM, INC.


Notes to Consolidated Financial Information  (Unaudited)


1.   Accounting Principles

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

Mid Am, Inc.'s business is primarily commercial banking and related services which for financial reporting purposes was considered a single business segment. Since 1994, six collection companies were acquired, in 1995, a broker-dealer company was acquired, in 1996, a commercial finance company was organized and commenced operations and a mortgage brokerage business was acquired, and in 1997, a private trust bank and personal finance company were organized and commenced operations which are considered to be additional business segments; however, the revenues, operating profit and assets of the collection business, broker dealer business, finance companies and trust bank are not material for separate disclosure and Mid Am, Inc.'s predominant business continues to be banking. See Note 2. Recent Accounting Pronouncements.

The consolidated financial statements of Mid Am, Inc. (the Company) include the accounts of Mid American National Bank and Trust Company (Mid Am Bank), First National Bank Northwest Ohio (First National), American Community Bank, N.A. (AmeriCom), AmeriFirst Bank, N.A. (AmeriFirst), Adrian State Bank (Adrian), Mid Am Private Trust, N.A. (MAPT), Mid Am Recovery Services, Inc. (MARSI), MFI Investments Corp. (MFI), Mid Am Credit Corp. (MACC), Mid Am Financial Services, Inc. (MAFSI), Simplicity Mortgage Consultants, Inc. (Simplicity), and Mid Am Information Services, Inc. (MAISI). All significant intercompany transactions and accounts have been eliminated in consolidation.

2.  Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings Per Share," which supersedes existing standards for determining earnings per share. The statement will be effective for the Company for the year ending December 31, 1997. Primary earnings per share will be replaced by "basic earnings per share," which will be determined solely by the weighted average number of shares outstanding for the period. Fully diluted earnings per share will be replaced by "diluted earnings per share," which will reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The statement will also require a reconciliation of the numerator and denominator of basic earnings per share with the numerator and denominator of diluted earnings per share. Under the new pronouncement, the Company will exclude common stock equivalents, as defined by APB No.15 "Earnings Per Share," from the computation of bank earnings per share which in prior years and the six months ended June 30, 1997 and 1996 were composed of the net shares that would be issuable upon the exercise of common stock options outstanding. Management does not believe the new statement will result in a significant difference in amounts per share determined for diluted earnings per share.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.130 "Reporting Comprehensive Income," which establishes standards for reporting of comprehensive income and its components. This statement will be effective for the Company for the year ending December 31, 1998, although the Statement permits earlier adoption. This statement requires that entities classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and surplus in the equity section of a statement of financial condition. Comprehensive income is composed of net income and "other comprehensive income." Other comprehensive income includes charges or credits to equity that are not the result of transactions with the entities' shareholders. Currently, the only item of other comprehensive income from activities of the Company relate to the unrealized gains and losses of the Company's portfolio of available for sale securities. Upon adoption, financial statements of earlier periods will be restated for comparative purposes.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.131 "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way the Company reports information about its operating segments in its annual report to shareholders and certain selected information about its operating segments in interim reports to shareholders. The Statement also establishes standards for related disclosures about services, geographic areas, and major customers. The statement generally takes a "management approach" to reporting information about operating segments, i.e. on the basis it is used internally for evaluating segment performance and deciding how to allocate resources to segments. This statement will be effective for the Company for the year ending December 31, 1998, although earlier adoption is permitted. As discussed in Note 1, the Company's predominate business is banking. Management is currently evaluating the disclosure requirements of SFAS No.131. Certain of the non-banking businesses which the Company has expanded into may meet quantitative thresholds under the standard for separate disclosure; however, no determination has been made at this time.

3.  Repurchase Program

On May 15, 1997, the Board of Directors of the Company authorized management to undertake purchases of up to 1,500,000 shares of the Company's outstanding common stock over a twelve month period in the open market or in privately negotiated transactions. This new authorization follows the expiration of the Company's 1996 authorization to repurchase up to 1,100,000 shares of common stock. Under the 1996 authorization, the Company reacquired approximately 426,000 shares of common stock. The shares reacquired are held as treasury stock and reserved for use in the Company's stock option plan and for future stock dividend declarations. As of June 30, 1997 the Company had repurchased 199,526 shares of common stock pursuant to its 1997 repurchase program and repurchased 364,000 shares of preferred stock also under the program which represented a common stock equivalent 888,214 shares.

4.  Company's Obligated Mandatorily Redeemable Capital
    Securities of Subsidiary Trust

In May, 1997, the Company, in a private placement, issued through Mid Am Capital Trust I, a wholly owned subsidiary, $27,500,000 of 10.20% Capital Securities, Series A (Trust Preferred Securities). The Trust Preferred Securities are subject to mandatory redemption on June 1, 2027. The Company has the option of redeeming the securities on or after June 1, 2007 at a redemption price which equals 105.10% of the face value of the Trust Preferred Securities at June 1, 2007, and the redemption premium declines each year thereafter to 100% on or after June 1, 2017.

5.  Redemption of Preferred Stock

On May 1, 1997, the Company called for the redemption of all of the outstanding shares of the $1.8125 Cumulative Convertible Preferred Stock, Series A (Preferred Stock), as of June 26, 1997. A total of 576,152 shares of the Preferred Stock were converted into 1,405,829 shares of the Company's common stock prior to the redemption date. The remaining shares were redeemed in accordance with the terms of the Preferred Stock. As of June
30, 1997, no shares of Preferred Stock were outstanding.

Item 2. - Management's Discussion and Analysis and Statistical
          Information


Three Months Ended June 30, 1997 and 1996

Results of Operations

For the three months ended June 30, 1997, net income increased $1,052,000 or 17% to $7,163,000 compared to $6,111,000 for the same period in 1996. Primary and fully diluted earnings per share for the second quarter of 1997 were $.32 and $.31, respectively, compared to $.26 and $.25 for the same period in the prior year. Return on average common equity (ROE) for the second quarter of 1997 was 16.60% while return on average assets
(ROA) was 1.33%, as compared to ROE and ROA ratios of 14.08% and 1.14%, respectively, for the second quarter of 1996.

Net Interest Income

Net interest income increased $1,474,000 to $22,336,000 in the second quarter of 1997 as compared to $20,862,000 for the same period in 1996. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the type and mix of interest-earning assets and interest-bearing liabilities. The Company's net interest margin for the three months ended
June 30, 1997 was 4.55% compared to 4.28% for the same period in 1996. The Company's net interest margin improved primarily due to higher-yielding earning assets caused by increased average loan levels which rose $160,910,000 or 11% from June 30, 1996. The improvement in the net interest margin is also the result of the sale of certain low-yielding securities which, combined with higher-yielding earning assets, is expected to sustain the Company's net interest margin at current levels in the near term.

Provision for Credit Losses

The provision for credit losses decreased $202,000 or 19% to $874,000 in the second quarter of 1997 compared to $1,076,000 in the second quarter of 1996. Net charge-offs were $872,000 or 0.22% (annualized) of average loans during the three months ended June 30, 1997, compared to $1,047,000 or 0.29% (annualized) for the same period in 1996. The provision for credit losses reflects the amount necessary in management's opinion to maintain an adequate allowance, based upon its analysis of the loan portfolio (including the loan growth rate and change in the mix of the loan portfolio) and general economic conditions.

At June 30, 1997, the Company's allowance for credit losses as a percentage of loans was 1.04% compared to 1.00% at December 31, 1996 and 1.00% at June 30, 1996. At June 30,
1997, the Company's allowance for credit losses represented 261% of non-performing loans as compared to 237% and 163% at December 31, 1996 and June 30,1996, respectively. The increase in the Company's allowance for credit losses as a percentage of loans is due to an increase in the provision for credit losses made in the first quarter of 1997 in response to loan growth. Management believes that the Company's allowance for credit losses is adequate. (See "Asset Quality".)

Non-Interest Income

The table below summarizes the sources of the Company's non-interest income.

Three months ended June 30,                           Percentage
(Dollars in thousands)            1997        1996      Change

Non-Interest Income:
Trust department                $   499     $   349       43%
Service charges on
  deposit accounts                2,136       1,684       27
Mortgage banking                  2,897       2,571       12
Brokerage commissions             1,661       2,960      (44)
Collection agency fees            1,322       1,008       31
Net gains on sales of
  securities available for sale      78         461      (83)
Net gains on sales of
  other loans                     2,857         519      451
Credit card fees                    500         486        3
International dept fees             296         240       23
ATM card fees                       371         156      138
Other                             1,349         957       41
Total non-interest income       $13,966     $11,391       23


As seen from the above table, non-interest income is an increasingly important source of revenue to the Company as it continues to expand its offerings of non-bank-related financial services. Non-interest income for the three months ended June 30, 1997, increased $2,575,000 or 23% to $13,966,000 compared to
$11,391,000 for the same period in 1996. The increase is due primarily to an increase of $2,338,000 in net gains on sales of other loans which ocurred primarily at Mid Am Credit Corp, the Company's leasing and financing company. Other increases in non-interest income for the second quarter of 1997 as compared to the same period in 1996 was an increase of $452,000 or 27% in service charges on deposits accounts from the Company's banking subsidiaries, an increase of $326,000 or 12% in mortgage banking, an increase of $314,000 or 31% in collection agency fees and an increase of $150,000 or 43% in trust department fee income. Service charges on deposit accounts increased due to higher fees and collection agency fees increased due to an increase in commercial collection fees. Mortgage banking increased primarily due to an increase in net gains on sales of loans due to the higher volume of loans sales in the second quarter of 1997 compared to 1996 ($106,359,000 in 1997 compared to $98,489,000 in
1996) and improved spreads attributable to lower interest rates. The increases in non-interest income was partially offset by a decrease of $1,299,000 or 44% in brokerage commissions and a decrease of $383,000 or 83% in net gains on sales of securities. Brokerage commission income decreased primarily due to a decrease in the number of registered representatives causing a lower volume of business. Net gains on sales of securities decreased due to a reduced volume in sales of securities from the available for sale portfolio in the second quarter of 1997 compared to 1996 because of actions taken in the first quarter of 1997 to reposition the Company's asset and liability mix at the time of the sale of seven of its branches.

Non-Interest Expense

Non-interest expense includes costs, other than interest, that are incurred in the operations of the Company. The table below summarizes the components of the Company's non-interest expense.

Three months ended June 30,                           Percentage
(Dollars in thousands)            1997        1996      Change

Non-Interest Expense:
Salaries and employee benefits  $12,879     $10,146       27%
Net occupancy expense             1,393       1,284        9
Equipment expense                 2,255       2,005       13
Brokerage commissions             1,051       2,014      (48)
FDIC expense                        110         315      (65)
Marketing                           831         621       34
Franchise taxes                     648         638        2
Telephone                           674         520       30
Printing and supplies               602         596        1
Legal and other
  professional fees                 752         494       52
Credit card processing costs        579         391       48
Amortization of intangible
  assets                            333         400      (17)
Postage                             406         401        1
Other                             2,325       2,320
Total non-interest expense      $24,838     $22,145       12

For the three months ended June 30, 1997, non-interest expense increased $2,693,000 or 12% to $24,838,000 compared with $22,145,000 for the same period in 1996. Salaries and employee benefits comprise the largest component of non-interest expense and were 52% and 46% of total non-interest expense for the three months ended June 30, 1997 and 1996, respectively. Salary costs increased in 1997 due to the growth of MACC's business, the formation of MAFSI and MAPT in 1997, the acquisition of Simplicity at the end of 1996, the acquisition of three credit agencies in Florida subsequent to the second quarter of 1996, new employees at the bank subsidiaries to handle increases in lending activity and salary rate increases. In addition, certain benefit expenses determined under formulas which take into account pre-tax income also increased in the three months ended June 30, 1997 compared to the same period in 1996 because of the increase in pre-tax income. Net occupancy expense and equipment expense increased approximately 9% and 13%, respectively, due to new offices for Simplicity, MAFSI and MAPT, and new computer equipment at MAISI. The decrease in other non-interest expenses is primarily due to decreases in ticket charges from the Company's brokerage clearing firms ($963,000) and FDIC premiums ($205,000). The decreases were partially offset by increases in marketing ($210,000), legal and other professional fees ($258,000), credit card merchant processing fees which were previously offset by credit card fee income from the portfolio sold in the fourth quarter of 1996 ($188,000) and telephone expense ($154,000).

Income Taxes

The provision for income taxes for the second quarter of 1997 increased $506,000 or 17% to $3,427,000 compared to $2,921,000 for the same period in 1996. The increase was due primarily to higher pre-tax income and a slightly higher effective tax rate of 32.4% for the second quarter of 1997 as compared to 32.3% for the same period in 1996.


Six Months Ended June 30, 1997 and 1996

Results of Operations

For the six months ended June 30, 1997, net income increased $4,012,000 or 32% to $16,730,000 compared to $12,718,000 for the same period in 1996. Primary and fully diluted earnings per share for the first six months of 1997 were $.75 and $.71, respectively, compared to $.55 and $.52 for the same period in the prior year. Return on average common equity (ROE) for the first six months of 1997 was 19.51% while return on average assets (ROA) was 1.56%, as compared to ROE and ROA ratios of 14.57% and 1.18%, respectively, for the first six months of 1996.

The Company's results for the first six months of 1997 reflect the sale of seven branch offices and $95,000,000 of deposits of AmeriFirst to another bank, resulting in a pre-tax gain of $8,500,000. Substantially all of the loans were retained by AmeriFirst in connection with the transaction. The pre-tax gain was partially offset by certain costs and other charges related to the branch sale, which in the aggregate were $2,000,000 on a pre-tax basis. In addition, during the first quarter of 1997, the Company increased its normal planned provision for credit losses by approximately $1,000,000. The increase in the Company's provision for credit losses was made in response to continued loan growth.

The Company's first six months of 1997 net income, excluding the gain and charges related to the branch sale and the additional provision for credit losses, was $13,263,000, which represents a return on average common equity and return on average assets of 15.31% and 1.24%, respectively.

Net Interest Income

Net interest income increased $2,888,000 to $44,281,000 in the first six months of 1997 as compared to $41,393,000 for the same period in 1996. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the type and mix of interest-earning assets and interest-bearing liabilities. The Company's net interest margin for the six months ended June 30, 1997 was 4.52% compared to 4.23% for the same period in 1996. The Company's net interest margin improved primarily due to higher-yielding earning assets caused by increased average loan levels which rose $134,324,000 or 9% from June 30, 1996. The improvement in the net interest margin is also the result of the sale of certain low-yielding securities in the first quarter of 1997 which, combined with higher-yielding earning assets, is expected to sustain the Company's net interest margin at current levels in the near term.

Provision for Credit Losses

The provision for credit losses increased $1,124,000 or 69% to $2,759,000 in the first six months of 1997 compared to $1,635,000 in the first six months of 1996. The increased provision was necessary to maintain an adequate allowance for credit losses on the Company's increasing loan portfolio size. Net charge-offs were $1,677,000 or 0.21% (annualized) of average loans during the six months ended June 30, 1997, compared to $1,776,000 or 0.24% (annualized) for the same period in 1996. The provision for credit losses reflects the amount necessary in management's opinion to maintain an adequate allowance, based upon its analysis of the loan portfolio (including the loan growth rate and change in the mix of the loan portfolio) and general economic conditions.

At June 30, 1997, the Company's allowance for credit losses as a percentage of loans was 1.04% compared to 1.00% at December 31, 1996 and 1.00% at June 30, 1996. At June 30,
1997, the Company's allowance for credit losses represented 261% of non-performing loans as compared to 237% and 163% at December 31, 1996 and June 30,1996, respectively. The increase in the Company's allowance for credit losses as a percentage of loans is due to an increase in the provision for credit losses.
Management believes that the Company's allowance for credit losses is adequate. (See "Asset Quality".)

Non-Interest Income

The table below summarizes the sources of the Company's non-interest income.

Six months ended June 30,                             Percentage
(Dollars in thousands)            1997        1996      Change

Non-Interest Income:
Trust department                $   880     $   717       23%
Service charges on
  deposit accounts                4,030       3,312       22
Mortgage banking                  5,224       5,413       (4)
Brokerage commissions             3,141       6,460      (51)
Collection agency fees            2,564       2,022       27
Net (losses) gains on sales of
  securities available for sale    (648)        786     (182)
Net gains on sales of
  other loans                     5,188         584      788
Credit card fees                    988         963        3
International dept fees             531         451       18
ATM card fees                       716         310      131
Gain on sale of branch offices    8,500
Other                             2,770       1,927       44
Total non-interest income       $33,884     $22,945       48


As seen from the above table, non-interest income is an increasingly important source of revenue to the Company as it continues to expand its offerings of non-bank-related financial services. Non-interest income for the six months ended June 30, 1997, non-interest income increased $10,939,000 or 48% to $33,884,000 compared to $22,945,000 for the same period in 1996. The increase is due primarily to the gain of $8,500,000 resulting from the sale of seven branch offices of AmeriFirst to another bank. Other increases in non-interest income for the first six months of 1997 as compared to the same period in 1996 was an increase of $4,604,000 in net gains on sales of loans from MACC, the Company's leasing and financing company, an increase of $718,000 or 22% in service charges on deposits accounts from the Company's banking subsidiaries and an increase of $542,000 or 27% in collection agency fees. Service charges on deposit accounts increased due to higher fees and collection agency fees increased due to an increase in commercial collection fees. The increases in non-interest income was partially offset by a decrease of $3,319,000 or 51% in brokerage commissions and a decrease of $1,434,000 or 182% in net gains on sales of securities.
Brokerage commission income decreased primarily due to a decrease in the number of registered representatives causing a lower volume of business. The net losses from the sales of securities was primarily due to charges associated with the branch sale which included the recognition of losses in the sale of low-yielding securities at several of the Company's affiliates, including AmeriCom, which enable it to acquire loans of AmeriFirst and thereby enhance AmeriCom's net interest margin and future earnings potential.

Non-Interest Expense

Non-interest expense includes costs, other than interest, that are incurred in the operations of the Company. The table below summarizes the components of the Company's non-interest expense.

Six months ended June 30,                             Percentage
(Dollars in thousands)            1997        1996      Change

Non-Interest Expense:
Salaries and employee benefits  $26,675     $20,188       32%
Net occupancy expense             2,765       2,575        7
Equipment expense                 4,263       3,908        9
Brokerage commissions             1,856       4,259      (56)
FDIC expense                        232         739      (69)
Marketing                         1,485       1,064       40
Franchise taxes                   1,294       1,267        2
Telephone                         1,320       1,014       30
Printing and supplies             1,137       1,090        4
Legal and other
  professional fees               1,475         985       50
Credit card processing costs      1,098         765       44
Amortization of intangible
  assets                          1,177         797       48
Postage                             842         823        2
Other                             4,420       4,432
Total non-interest expense      $50,039     $43,906       14

For the six months ended June 30, 1997, non-interest expense increased $6,133,000 or 14% to $50,039,000 compared with $43,906,000 for the same period in 1996. Of the increase in non-interest expense, approximately $2,000,000 represented costs and charges related to the branch office sale at AmeriFirst. Salaries and employee benefits comprise the largest component of non-interest expense and were 53% and 46% of total non-interest expense for the six months ended June 30, 1997 and 1996, respectively. Salary costs increased in 1997 due to the growth of MACC's business, the formation of MAFSI and MAPT in 1997, the acquisition of Simplicity at the end of 1996, the acquisition of three credit agencies in Florida subsequent to the second quarter of 1996, new employees at the bank subsidiaries to handle increases in lending activity and salary rate increases. In addition, certain benefit expenses determined under formulas which take into account pre-tax income also increased in the six months ended June 30, 1997 compared to the same period in 1996 because of the increase in pre-tax income. Net occupancy expense and equipment expense increased approximately 7% and 9%, respectively, due to new offices for Simplicity, MAFSI and MAPT, and new computer equipment at MAISI. The decrease in other non-interest expenses is primarily due to decreases in ticket charges from the Company's brokerage clearing firms ($2,403,000) and FDIC premiums ($507,000). The decreases were partially offset by increases in marketing ($421,000), legal and other professional fees ($490,000), credit card merchant processing fees which were previously offset by credit card fee income from the portfolio sold in the fourth quarter of 1996 ($333,000) and telephone expense ($306,000).

Income Taxes

The provision for income taxes for the first six months of 1997 increased $2,558,000 or 42% to $8,637,000 compared to $6,079,000 for the same period in 1996. The increase was due primarily to higher pre-tax income and a higher effective tax rate of 34.0% for the first six months of 1997 as compared to 32.3% for the same period in 1996.

Year 2000 Software Initiatives

Management has initiated a company-wide program to ensure continuity of the Company's information systems and application software for the year 2000. A substantial majority of the significant application software utilized by the Company is outsourced to a third-party vendor. Management is working with the vendor to ensure that all of these systems will operate properly in the year 2000. No significant incremental costs are expected to be incurred in connection with this process. In addition, management is also involved in a program to ensure that non-mainframe applications operating on local and wide area networks and on personal computers will function properly in the year 2000. The expected cost of this portion of the program is not expected to be material and will represent primarily the redeployment of existing information technology resources.

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

For the Company's bank subsidiaries, the primary sources of liquidity at June 30, 1997 were federal funds sold of $22,377,000, securities available for sale of $389,239,000 and loans held for sale of $6,590,000. At December 31, 1996, the primary sources of liquidity were federal funds sold of $4,476,000, securities available for sale of $432,791,000 and loans held for sale of $7,927,000.

Since the Company is a holding company and does not conduct operations, its primary source of liquidity is dividends paid to it by its subsidiaries. For national banks, the approval of the Office of the Comptroller of the Currency is required in order to pay dividends in excess of the subsidiaries' earnings retained for the current year plus retained net profits since January 1, 1995. As a result of these restrictions, at June 30, 1997 dividends which can be paid to the Company by its bank subsidiaries are limited to $10,024,000.

The Company's liquidity position decreased in 1997 due to the Company's sale of seven branch offices at AmeriFirst with deposits of approximately $94,000,000 at the date of sale and increased loan activity. The sale of the branch offices caused a decrease in deposits, which was offset by a decrease in securities available for sale and an increase in Federal Home Loan Bank (FHLB) borrowings. In the second quarter of 1997, the Company also called all of the outstanding shares of its cumulative convertible preferred stock for redemption. Of the outstanding shares at the date of call, 576,152 shares were converted into common shares, 364,000 shares were repurchased under the Company's 1997 repurchase program and 4,221 shares were redeemed for cash. However, management believes that the Company's liquidity is adequate because the Company's bank subsidiaries have lines of credit with the Federal Home Loan Bank and can borrow up to $145,679,000, of which $94,405,000 is currently outstanding. In addition, the Company issued $27,500,000 of Company - Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust in the quarter ended June 30, 1997. In December, 1996, the Company entered into an agreement with an unrelated financial institution which enables the Company to borrow up to $20,000,000 for a period of one year. As of June 30, 1997, the Company has borrowed $9,000,000 against the available credit facility.

Cash and due from banks decreased by $8,997,000 during the six months ended June 30, 1997 to $76,660,000 from $85,657,000 at
December 31, 1996. Cash and due from banks decreased primarily due to decreases of approximately $7,900,000 in currency and $3,900,000 in balances due from other banks, partially offset by an increase of approximately $2,800,000 in checks in the process of collection. Operating activities provided $5,291,000 of cash in the six months ended June 30, 1997 as compared to cash provided by operating activities of $19,797,000 for the same period in 1996. For the six months ended June 30, 1997 and 1996, cash provided by operating activities was primarily attributable to net income and proceeds from sales of mortgage and other loans held for sale, partially offset by cash used to originate such loans and net gains on sales of branch offices, deposits and other assets during the period. The Company originated approximately $198,382,000 of mortgage and other loans in the six months ended June 30, 1997, as compared to $257,251,000 for the same period in 1996. The decrease in mortgage and other loan originations was primarily due to a increase in market rates during the first quarter of 1997 which led to a decrease in refinancing and new mortgage activity. The lower mortgage banking and financing activity in 1997 compared to 1996 resulted in a decrease in the amount of cash required to fund mortgage and other loans. The lower activity also resulted in a decrease in volume of sales of mortgage and other loans providing cash (from $267,525,000 in 1996 to $201,386,000 in 1997).

Cash of $17,702,000 was used for investing activities during the six months ended June 30, 1997 compared to cash provided by investing activities of $40,297,000 during the six months ended June 30, 1996, a decrease in cash flows from investing activities of $57,999,000. The primary reason for the decrease in cash flows used for investing activities was the net increase in federal funds sold in 1997 of $17,901,000 compared to a net decrease of $55,643,000 for the same period in 1996 and the increase of purchases of bank premises and equipment. Also, the increase in proceeds from sales, maturities and paydowns of securities available for sale in 1997 of $96,405,000 compared to $71,094,000 for the same period in 1996 was partially offset by the increase of $12,003,000 in purchases of securities available for sale. The increase in federal funds sold and increase in purchases of bank premises and equipment for the first six months of 1997 was partially offset by the increase in proceeds from sales of loans.

Cash provided by financing activities was $3,414,000 during the six months ended June 30, 1997 as compared to $87,887,000 of cash used for financing activities for the same period in 1996, an increase in cash flows of $91,301,000. The primary reason for the increase in cash flows provided by financing activities was the increase in deposits of $85,676,000, the increase in short-term borrowings of $52,557,000 and the proceeds of $49,000,000 from the issuance of long-term debt, partially offset by $84,927,000 of cash transferred in connection with the sale of seven branch offices and $21,801,000 for the retirement of preferred stock. The cash used for financing activities in 1996 was primarily due to a net decrease in total deposits of $56,972,000 and by repayment of $15,335,000 of capitalized lease obligations and debt.

Asset/Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. The Company manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates. At June 30, 1997, the Company had a manageable positive gap position and therefore does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates.

Capital Resources

The Federal Reserve Board ("FRB") has established risk-based capital guidelines that must be observed by bank holding companies and banks. Under these guidelines, total qualifying capital is categorized into two components -- Tier I and Tier II capital. Tier I capital generally consists of common shareholders' equity, perpetual preferred stock (subject to limitations) and minority interests in subsidiaries. The $27,500,000 of the Company's obligated mandatorily redeemable capital securities of its subsidiary trust, which was issued in the second quarter of 1997, is considered Tier I capital. Tier I capital was negatively affected by the repurchase of 364,000 shares and the cash redemption of 4,221 shares of the Company's cumulative convertible preferred stock in the second quarter of 1997. Subject to limitations, Tier II capital includes certain other preferred stock and debentures, and a portion of the reserve for credit losses. These ratios are expressed as a percentage of risk-adjusted assets, which include various risk-weighted percentages of off-balance sheet exposures, as well as assets on the balance sheet. The FRB regulations governing the various capital ratios do not recognize the effects of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" on capital relating to changes in market value of securities available for sale.

At June 30, 1997, a minimum Tier I capital ratio of 4.00% and a total capital ratio of 8.00% are required. The Company's qualifying capital at June 30, 1997 exceeds both the Tier I and Tier II risk-based capital guidelines. In addition, a capital leverage ratio is used in connection with the risk-based capital standards which is defined as Tier I capital divided by quarterly average total assets adjusted for certain items. At June 30, 1997, the Company's leverage ratio, Tier I, and combined Tier I and Tier II (total capital) ratios were 9.00%, 10.87% and 11.91%, respectively.

Capital ratios applicable to the Company's banking subsidiaries at June 30, 1997 are as follows:
                                                     Total
                                           Tier I  Risk-based
                               Leverage   Capital   Capital
Regulatory Capital Requirements
     Minimum                     4.00       4.00      8.00
     Well-capitalized            5.00       6.00     10.00

Bank Subsidiaries
     Mid Am Bank                 7.60       9.17     10.21
     First National              8.08      10.39     10.97
     AmeriCom                    7.78      10.18     11.33
     AmeriFirst                  7.22      10.41     11.66
     Adrian                      6.72       9.47     10.66

The capital to asset ratios of the Company's non-bank subsidiaries are significantly different than the bank subsidiaries.

Asset Quality

At June 30, 1997, the Company's percentage of non-performing loans (non-accrual loans and restructured loans) to total loans was 0.40%, as compared to 0.42% at December 31, 1996 and 0.61% at June 30, 1996. Non-performing loans at June 30, 1997 aggregated $6,423,000, a decrease of $200,000 or 3% from December 31, 1996.
Accruing loans past due 90 days or more at June 30, 1997 aggregated $5,513,000, a decrease of $421,000 or 7% from December

31, 1996. The Company's percentage of net charge-offs for the six months ended June 30, 1997 and June 30, 1996 to average loans outstanding were 0.21% (annualized) and 0.24% (annualized), respectively. At June 30, 1997, the Company's allowance for credit losses was 1.04% of total loans, as compared to 1.00% and 1.00% at December 31, 1996 and June 30, 1996, respectively. The allowance for credit losses as a percentage of non-performing loans at June 30, 1997 was 261% compared to 237% at December 31, 1996 and 163% at June 30, 1996. The ratio of non-performing assets (constituting the sum of non-performing loans and other real estate owned) to total loans plus other real estate owned was 0.50% at June 30, 1997, compared to 0.49% and 0.66% at December 31, 1996 and June 30, 1996, respectively. As of June 30, 1997, based upon a review of the loan portfolio (including the loan growth rate and change in the mix of the loan portfolio), management believes the allowance for credit losses is adequate.

Loans 30 to 89 days past due, excluding non-accrual and restructured loans amounted to $6,191,000 or 0.38% of total loans at June 30, 1997 as compared to $8,944,000 or 0.57% at December 31, 1996. Loans now current but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $31,409,000 and $31,503,000 at June 30, 1997 and December 31, 1996,
respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The classification of these loans, however, does not mean to imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. At June 30, 1997 and December 31, 1996, specific allocations of the allowance for credit losses related to these loans aggregated $1,881,000 and $3,219,000, respectively. The decrease in loans where some concern exists is primarily attributable to the Company's continuous process of loan review which has identified various improvements in the financial condition of certain of the individual borrowers. In the opinion of management, these loans require close monitoring despite the fact that they are performing according to their terms. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

Three of the Company's bank subsidiaries (Banks) have purchased certain lease receivables and extended loans to The Bennett Funding Group, Inc. and related entities (Bennett), which have an aggregate outstanding balance of $6,100,000 at June 30, 1997. Bennett filed for bankruptcy in March, 1996 and payments by lessees and by the borrowers have been deposited into an interest-bearing escrow account with the bankruptcy court pending resolution of certain issues. One of the Banks has agreed to settle its claim with the bankruptcy trustee. The settlement agreement calls for payment to the settling bank of 78.5% of cash collections of lease receivables up to a maximum of 78.5% of the $1,100,000 current outstanding principal balance. Upon consummation of the settlement, the Bank will make an appropriate charge to its loan loss reserve, which is more than adequate to absorb such charge. Issues which may affect the other two Banks' ability to ultimately collect interest and principal on the leases and loans include a determination of whether the Banks have perfected their security interests in the leases and loan collateral. No decision has been rendered in these cases and due to the complexity of the issues, management and the Company's legal counsel are currently unable to form an opinion as to the likely outcome of the Banks' position in the Bennett bankruptcy proceeding or whether the Company will be subject to a material loss.

The following table presents asset quality information for each of the Company's banking subsidiaries at June 30, 1997.

(Dollars in thousands)

                Mid Am   First
                 Bank   National  AmeriCom  AmeriFirst  Adrian

Loans:
Non-accrual     $1,177    $1,446   $  566    $2,563      $460
Restructured         0       141       70         0         0
Total
 non-performing
 loans           1,177     1,587      636     2,563       460
Other real
 estate owned(1)   170         0      391       459         0
Total
 non-performing
 assets         $1,347    $1,587   $1,027    $3,022      $460

Loans 90 days
 or more past
 due and not
 on non-accrual $    0    $1,910   $2,749    $  647      $207
Non-performing
 loans to
 total loans      0.18      0.41     0.22      1.60      0.35
Non-performing
 assets to total
 loans plus
 OREO             0.21      0.41     0.36      1.88      0.35

Allowance for
 credit losses
 to total
 non-performing
 loans          651.66    147.13   504.87     84.71    297.17
Allowance for
 credit losses
 to total
 non-performing
 assets         569.41    147.13   312.66     71.84    297.17
Net charge-offs
 to average loans
 outstanding      0.37      0.04     0.08      0.33      0.03
Allowance for
 credit losses
 to total loans   1.19      0.60     1.12      1.36      1.04
Loans 90 days
 or more past
 due and not
 on non-accrual
 to total loans   0.00      0.49     0.96      0.40      0.16

(1) The parent company has $690,000 of other real estate owned at June 30, 1997.

The following table sets forth the Company's allocation of the allowance for credit losses as of June 30, 1997 and December 31, 1996.

(Dollars in thousands)    June 30, 1997    December 31, 1996

Specific allowance
  Real estate                $   253           $   372
  Commercial                   2,818             2,974
  Installment                    176               250
  Total specific allowance     3,247             3,596

General allowance
  Real estate                    336               233
  Commercial                   2,548             3,229
  Installment                  2,401             1,369
  Other                          506             1,106
  Total general allowance      5,791             5,937

Unallocated allowance          7,716             6,139
Allowance for credit losses  $16,754           $15,672

As of June 30, 1997, no specific allowance has been determined for the leases from Bennett Funding Group due to the uncertainty as to whether a loss will occur. However, management has determined that the allowance for credit losses is adequate to absorb any future losses from the Bennett Funding Group leases.

The following table presents a summary of the Company's credit loss experience for the six months ended June 30, 1997 and 1996.

(Dollars in thousands)
                                  1997             1996
Balance of allowance at
  beginning of year             $15,672          $14,859

Loans actually charged-off:
  Real estate                       225              290
  Commercial, financial
    and agricultural              1,312            1,114
  Installment and credit card       755            1,461
  Other                              54                0
    Total loans charged-off       2,346            2,865

Recoveries of loans previously
  charged-off:
  Real estate                        59              204
  Commercial, financial
    and agricultural                254              476
  Installment and credit card       336              388
  Other                              20               21
    Total recoveries of loans       669            1,089

Net charge-offs                   1,677            1,776

Addition to allowance
  charged to expense              2,759            1,582

Balance of allowance at
  end of period                 $16,754          $14,665

Net charge-offs to
  average loans outstanding         .21              .24
Allowance for credit losses
  to total loans                   1.04             1.00
Allowance for credit losses
  to total non-performing
  loans                          260.84           162.98

Addition to allowance
  charged to expense                               1,582
Addition charged to expense
  for loans sold with recourse                        53
Total provision for
  credit losses                                    1,635

For the six months ended June 30, 1997, installment loans charged-off decreased $706,000 as compared to the same period in 1996. The decrease in installment loans charged-off is primarily due to a decrease in auto loans charged-off at one bank subsidiary for 1996 as compared to 1997.



PART II. - OTHER INFORMATION


Item 1. - Legal Proceedings

One of the Company's non-bank subsidiaries, MFI Investments Corp., is a co-defendant in several actions filed by customers of a money manager not affiliated with the subsidiary who directed business to that subsidiary. These suits were filed prior to the subsidiary's merger with the Company. The suits seek recovery of losses of approximately $2,700,000 plus punitive damages, attorneys' fees and costs of litigation. In 1996, the litigation was stayed and the parties entered into binding arbitration. The arbitration proceedings were completed in July, 1997, and the Company is awaiting the findings and decision to be rendered by the arbitration panel. Due to the complexity of the issues, management and the Company's legal counsel have been unable to form an opinion as to the likely outcome of the arbitration; accordingly, no provision for any liability that may result from the resolution of these matters has been recorded. In the event of an unfavorable outcome, the effect on the Company's results of operations could be material. However, in connection with the Company's acquisition of the subsidiary and this action, 169,701 of the Company's common shares are being held in escrow pending resolution of the arbitration. Such shares will be returned to the Company for any liability which may result from or for costs incurred in defending the action.

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



MID AM, INC.



/s/  W. Granger Souder



W. Granger Souder
Executive Vice President / General Counsel



DATE:   August 14, 1997

MID AM, INC.


                                EXHIBIT INDEX


Exhibit No.     Description                       Page Number

    (1)         Statement Re Computation of
                  Earnings Per Common Share            31

EXHIBIT  1



STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS



Mid Am, Inc.


Computation of Primary Earnings per Share

                        Three Months Ended      Six Months Ended
                             June 30,               June 30,
                          1997      1996         1997      1996

(Dollars and shares in thousands, except per share data)

Reconciliation of net
  earnings to amounts
  used for primary
  earnings per share:
Net earnings             $7,163    $6,111      $16,730    $12,718
Less:
  Preferred stock
    dividends Series A      189       611          605      1,250
Net earnings applicable
  to primary earnings
  per share              $6,974    $5,500      $16,125    $11,468

Reconciliation of
  weighted average
  number of shares to
  amount used in
  primary earnings per
  share computation:
Average shares
  outstanding            21,396    20,675       21,189     20,723
Average common
  equivalent shares:
Assumed exercise
  of options                336       320          322        294
Primary average
  shares outstanding     21,732    20,995       21,511     21,017

Primary
  earnings per share      $0.32     $0.26        $0.75      $0.55

Mid Am, Inc.


Computation of Fully Diluted Earnings per Share

                        Three Months Ended      Six Months Ended
                             June 30,               June 30,
                          1997      1996         1997      1996

(Dollars and shares in thousands, except per share data)

Reconciliation of net
  earnings to amounts
  used for fully diluted
  earnings per share:
Net earnings             $7,163    $6,111      $16,730    $12,718
Less:
  Preferred stock
    dividends Series A      --        --           --         --
Net earnings applicable
  to fully diluted
  earnings per share     $7,163    $6,111      $16,730    $12,718

Reconciliation of
  weighted average
  number of shares to
  amount used in fully
  diluted earnings per
  share computation:
Average shares
  outstanding            21,396    20,675       21,189     20,723
Average common
  equivalent shares:
Assumed exercise
  of options                378       320          343        320
Assumed conversion
  of preferred stock      1,568     3,328        2,023      3,387
Fully diluted average
  shares outstanding     23,342    24,323       23,555     24,430

Fully diluted
  earnings per share      $0.31     $0.25        $0.71      $0.52