Form 10-Q
period 1997-09-30
MID AM INC
filed 1997-11-14
CIK 357066

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business on October 31, 1997.

Common Stock, without par value - 24,354,783 shares









MID AM, INC.


INDEX


PART I -  FINANCIAL INFORMATION                      Page Number

Item 1.   Financial Statements

          Consolidated Statement of Condition (Unaudited)
          September 30, 1997 and December 31, 1996          3

          Consolidated Statement of Earnings (Unaudited)
          Three and nine months ended
            September 30, 1997 and 1996                     4

          Consolidated Statement of Cash Flows (Unaudited)
          Three and nine months ended
            September 30, 1997 and 1996                     5

          Notes to Consolidated Financial Statements
            (Unaudited)                                     7

Item 2.   Management's Discussion and Analysis and
          Statistical Information                          11


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                28

Item 2.   Changes in Securities                            28

Item 3.   Defaults Upon Senior Securities                  28

Item 4.   Submission of Matters to a Vote
          of Security Holders                              28

Item 5.   Other Information                                28

Item 6.   Exhibits and Reports on Form 8-K                 28

SIGNATURES                                                 29

EXHIBIT INDEX                                              30




PART I. - FINANCIAL INFORMATION

MID AM, INC.   Consolidated Statement of Condition (Unaudited)

                       September 30, 1997    December 31, 1996
Assets                           (Dollars in thousands)
Cash and due from banks       $   75,771         $   85,657
Int-bearing deposits in banks      1,546              1,631
Federal funds sold                    84              4,476
Loans held for sale                6,544              7,927
Securities available for sale    392,774            432,791
Loans, net of unearned fees    1,632,183          1,574,880
Allowance for credit losses      (16,850)           (15,672)
  Net loans                    1,615,333          1,559,208
Bank premises and equipment       54,130             50,111
Int receivable/other assets       41,574             39,173
  Total Assets                $2,187,756         $2,180,974

Liabilities
Demand deposits(non-interest) $  215,550         $  205,306
Savings deposits                 539,989            593,885
Other time deposits              987,157          1,033,718
  Total Deposits               1,742,696          1,832,909
Federal funds purchased and
  securities sold under
  agreements to repurchase       156,336             92,805
Capitalized lease
  obligations and debt            88,197             42,247
Int payable/other liabilities     21,691             19,809
  Total Liabilities            2,008,920          1,987,770

Shareholders' Equity
Preferred stock - no par value
  Authorized - 2,000,000
  Issued - 1,203,725 shares
    in 1996                                          30,093
Common stock - stated value
    of $3.33 per share
  Authorized - 35,000,000
  Issued - 24,462,862
  and 20,887,675 shares           81,542             69,625
Surplus                           94,665             89,299
Retained earnings                  3,149              6,034
Treasury stock
67,498 and 46,610 shares          (1,102)              (834)
Unrealized gains (losses) on
  securities available for sale      582             (1,013)
  Total Shareholders' Equity     178,836            193,204
  Total Liabilities and
    Shareholders' Equity      $2,187,756         $2,180,974

MID AM, INC.  Consolidated Statement of Earnings (Unaudited)

                           Three Mths Ended     Nine Mths Ended
(Dollars in thousands)       September 30,        September 30,
                             1997     1996       1997      1996
Interest Income
Int and fees on loans       $37,432  $33,807   $108,627  $ 99,413
Int on deposits in banks         42       31        172        95
Int on federal funds sold       159      245        734     1,953
Int on taxable investments    5,418    6,422     16,389    19,130
Int on tax exempt investment    534      638      1,605     2,122
  Total Interest Income      43,585   41,143    127,527   122,713
Interest Expense
Int on deposits              17,384   18,181     51,797    54,796
Int on borrowed funds         3,610    1,601      8,858     5,163
  Total Interest Expense     20,994   19,782     60,655    59,959

  Net Interest Income        22,591   21,361     66,872    62,754
Provision for credit losses   1,190    1,305      3,949     2,940
  Net Interest Income After
    Provision Credit Losses  21,401   20,056     62,923    59,814

Non-interest Income
Trust department                590      373      1,470     1,090
Service charge deposit acct   2,316    1,773      6,346     5,085
Mortgage banking              3,868    2,166      9,092     7,579
Brokerage commissions         1,519    1,391      4,660     7,851
Collection agency fees        1,240    1,053      3,804     3,075
Net gains (losses) on
  sales of securities           168      488       (480)    1,274
Net gains on sales of
  other loans                 4,126    1,296      9,314     1,880
Other income                  2,173    1,931     15,678     5,582
  Total Non-interest Income  16,000   10,471     49,884    33,416

Non-interest Expense
Salaries/employee benefits   13,717   10,227     40,392    30,415
Net occupancy expense         1,497    1,376      4,262     3,951
Equipment expense             2,423    1,979      6,686     5,887
Other expenses                8,979   10,805     25,315    28,040
  Total Non-interest Expense 26,616   24,387     76,655    68,293

  Income before income taxes 10,785    6,140     36,152    24,937
Applicable income taxes       3,664    1,895     12,301     7,974
  Net Income                $ 7,121  $ 4,245   $ 23,851  $ 16,963
  Net Income Available to
    Common Shareholders     $ 7,121  $ 3,657   $ 23,246  $ 15,125
Earnings per Common Share:
   Primary                  $  0.29  $  0.16   $   0.97  $   0.66
   Fully diluted            $  0.29  $  0.16   $   0.93  $   0.63

MID AM, INC.  Consolidated Statement of Cash Flows (Unaudited)

                               Nine Months Ended September 30,
                                       1997         1996
                                    (Dollars in thousands)
Operating Activities
Net income                         $  23,851    $  16,963
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
Provision for credit losses            3,949        2,940
Provision for depreciation
  and amortization of assets           7,312        6,818
Proceeds from sales of mortgage
  and other loans held for sale      373,672      353,071
Mortgage and other loans
  originated for sale               (364,113)    (340,762)
Net gains on sales of offices,
  deposits and other assets          (24,783)      (8,336)
Increase in interest receivable
  and other assets                    (5,249)      (6,476)
Increase in interest payable
  and other liabilities                1,882        5,941
Net Cash Provided By
  Operating Activities                16,521       30,159

Investing Activities
Net decrease in interest-bearing
  deposits in other banks                 85        2,256
Net decrease in
  federal funds sold                   4,392       70,370
Proceeds from sales of securities
  available for sale                  67,373       38,749
Proceeds from maturities and paydowns
  of securities available for sale    65,411       72,798
Purchases of securities
  available for sale                 (84,759)     (37,525)
Proceeds from sales of loans          21,220        8,043
Net increase in loans                (80,528)    (144,687)
Proceeds from sales of
  other real estate owned              1,451          504
Proceeds from sales of bank
  premises and equipment               1,811          719
Purchases of bank premises
  and equipment                      (11,068)      (5,053)
Net Cash (Used For) Provided By
  Investing Activities               (14,612)       6,174



MID AM, INC.  Consolidated Statement of Cash Flows (Unaudited)

                               Nine Months Ended September 30,
                                       1997         1996
                                    (Dollars in thousands)
Financing Activities
Cash transferred in connection
  with the sale of branch deposits   (84,927)
Net decrease in demand
  deposits and savings accounts      (11,207)     (37,564)
Net increase (decrease) in
  other time deposits                 14,672      (12,194)
Net increase in short-term
  borrowings                          63,531       27,930
Repayment of capitalized lease
  obligations and debt                (7,063)     (17,695)
Proceeds from issuance of
  long-term debt                      53,013
Preferred stock retired              (21,801)
Proceeds from issuance of
  common stock                           450          339
Cash dividends paid                  (11,101)     (10,950)
Treasury stock acquisitions,
  fractional shares and other items   (7,362)     (10,507)
Net Cash Used For
  Financing Activities               (11,795)     (60,641)

Net decrease in cash and
  due from banks                      (9,886)     (24,308)
Cash and due from banks at the
  beginning of the period             85,657      102,600
Cash and due from banks at the
  end of the period                $  75,771    $  78,292

Supplemental Schedule of Noncash
  Investing and Financing Activities

Securitization of loans held for
  sale and transferred to
  securities available for sale    $   6,344    $  71,299

Transfers from loans to other
  real estate owned                $   1,319    $     708
Loans on other real estate
  owned sold                                    $     208

Unrealized gains (losses) on
  securities available for sale    $   2,452    $  (5,516)
Adjustment to deferred tax               857       (1,931)
Adjustment to shareholders' equity $   1,595    $  (3,585)

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


2.  Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings Per Share," which supersedes existing standards for determining earnings per share. The statement will be effective for the Company for the year ending December 31, 1997. Primary earnings per share will be replaced by "basic earnings per share," which will be determined solely by the weighted average number of shares outstanding for the period. Fully diluted earnings per share will be replaced by "diluted earnings per share," which will reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The statement will also require a reconciliation of the numerator and denominator of basic earnings per share with the numerator and denominator of diluted earnings per share. Under the new pronouncement, the Company will exclude common stock equivalents, as defined by APB No.15 "Earnings Per Share," from the computation of bank earnings per share which in prior years and the nine months ended September 30, 1997 and 1996 were composed of the net shares that would be issuable upon the exercise of common stock options outstanding. Management does not believe the new statement will result in a significant difference in amounts per share determined for diluted earnings per share. Under the new pronouncement, basic earnings per share for the three months ended September 30, 1997 and 1996, would have been $.29 and $.16, respectively, and diluted earnings per share would have been $.29 and $.16, respectively. Under the new pronouncement, basic earnings per share for the nine months ended September 30, 1997 and 1996 would have been $.98 and $.67, respectively, and diluted earnings per share would have been $.93 and $.63, respectively.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.130 "Reporting Comprehensive Income," which establishes standards for reporting of comprehensive income and its components. This statement will be effective for the Company for the year ending December 31, 1998, although the Statement permits earlier adoption. This statement requires that entities classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and surplus in the equity section of a statement of financial condition. Comprehensive income is composed of net income and "other comprehensive income." Other comprehensive income includes charges or credits to equity that are not the result of transactions with the entities' shareholders. Currently, the only item of other comprehensive income from activities of the Company relate to the unrealized gains and losses of the Company's portfolio of available for sale securities. The Company anticipates reporting comprehensive income in the Statement of Changes in Stockholders' Equity. Upon adoption, financial statements of earlier periods will be restated for comparative purposes.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.131 "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way the Company reports information about its operating segments in its annual report to shareholders and certain selected information about its operating segments in interim reports to shareholders. The Statement also establishes standards for related disclosures about services, geographic areas, and major customers. The statement generally takes a "management approach" to reporting information about operating segments, i.e. on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. This statement will be effective for the Company for the year ending December 31, 1998, although earlier adoption is permitted. As discussed in Note 1, the Company's predominate business is banking. Management is currently evaluating the disclosure requirements of SFAS No.131. Certain of the non-banking businesses which the Company has expanded into may meet quantitative thresholds under the standard for separate disclosure; however, no determination has been made at this time.

3.  Stock Dividend

On August 22, 1997, the Board of Directors of the Company declared a 10% stock dividend on its common stock to all shareholders of record on September 2, 1997. The stock dividend was paid on September 15, 1997 and fractional shares were paid in cash. As a result of the stock dividend, the Company distributed approximately 2,300,000 shares of common stock to approximately 8,400 shareholders of record. Per common share data for all periods presented and the Statement of Condition at September 30, 1997 have been adjusted to reflect this 10% stock dividend.

4.  Repurchase Program

On May 15, 1997, the Board of Directors of the Company authorized management to undertake purchases of up to 1,650,000 shares of the Company's outstanding common stock over a twelve month period in the open market or in privately negotiated transactions. This new authorization follows the expiration of the Company's 1996 authorization to repurchase up to 1,210,000 shares of common stock. The shares reacquired are held as treasury stock and reserved for use in the Company's stock option plan and for future stock dividend declarations. As of September 30, 1997 the Company had repurchased approximately 247,000 shares of common stock pursuant to its 1997 repurchase program. In connection with the payment of the 10% common stock dividend paid on September 15, 1997, the Company issued approximately 408,000 shares that were held as treasury stock of which 220,000 shares were from the 1997 authorization and 188,000 shares were from the 1996 authorization. Subsequent to September 30, 1997, the Company has repurchased an additional 70,000 shares of common stock pursuant to its 1997 repurchase program.

5.  Company's Obligated Mandatorily Redeemable Capital
    Securities of Subsidiary Trust

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

6.  Contigencies

The Company has previously disclosed the pendancy of a securities arbitration proceeding against MFI filed by customers of a money manager not affiliated with the subsidiary prior to MFI's merger with the Company. On August 26, 1997, the NASD Office of Dispute Resolution denied with prejudice all claims and allegations against MFI in their entirety.


















Item 2. - Management's Discussion and Analysis and Statistical
          Information


Three Months Ended September 30, 1997 and 1996

Results of Operations

For the three months ended September 30, 1997, net income increased $2,876,000 or 68% to $7,121,000 compared to $4,245,000 for the same period in 1996. The increase is primarily due to a non-recurring pre-tax charge of $3,560,000 assessed by the Federal Deposit Insurance Corp. (FDIC) in the third quarter of
1996.   Primary and fully diluted earnings per share for the
third quarter of 1997 were $.29 and $.29, respectively, compared to $.16 and $.16 for the same period in the prior year. Return on average common equity (ROE) for the third quarter of 1997 was 16.04% while return on average assets (ROA) was 1.29%, as compared to ROE and ROA ratios of 9.42% and 0.79%, respectively, for the third quarter of 1996. For the three months ended September 30, 1996, net income and earnings per common share excluding the non-recurring SAIF assessment would have been $6,560,000 and $.26 ($.25 fully diluted), respectively.

Net Interest Income

Net interest income increased $1,230,000 to $22,591,000 in the third quarter of 1997 as compared to $21,361,000 for the same period in 1996. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the type and mix of interest-earning assets and interest-bearing liabilities. The Company's net interest margin for the three months ended September 30, 1997 was 4.50% compared to 4.35% for the same period in 1996. The Company's net interest margin improved primarily due to higher-yielding earning assets caused by increased average loan levels which rose $114,618,000 from September 30, 1996 and to a decrease of $69,752,000 in lower-yielding securities for the same period, which was partially offset by an increase in the cost of funds due to the issuance of Trust Preferred Securities.

Provision for Credit Losses

The provision for credit losses decreased $115,000 or 9% to $1,190,000 in the third quarter of 1997 compared to $1,305,000 in the third quarter of 1996. Net charge-offs were $1,094,000 or 0.27% (annualized) of average loans during the three months ended September 30, 1997, compared to $773,000 or 0.20% (annualized) for the same period in 1996. The increase in net charge-offs is primarily due to the charge-off of a portion of a Bennett Funding Group loan at one of the Company's bank subsidiaries. The provision for credit losses reflects the amount necessary in management's opinion to maintain an adequate allowance, based upon its analysis of the loan portfolio (including the loan growth rate and change in the mix of the loan portfolio) and general economic conditions.

At September 30, 1997, the Company's allowance for credit losses as a percentage of loans was 1.03% compared to 1.00% at December 31, 1996 and 0.97% at September 30, 1996. At September 30, 1997, the Company's allowance for credit losses represented 335% of non-performing loans as compared to 237% and 187% at December 31, 1996 and September 30,1996, respectively. The increase in the Company's allowance for credit losses as a percentage of loans is due to an increase in the provision for credit losses made in the first quarter of 1997 in response to loan growth. The increase in the Company's allowance for credit losses as a percentage of non-performing loans is due to a decrease of $1,587,000 in non-performing loans from $6,623,000 at December 31, 1996 to $5,036,000 at September 30, 1997.
Management believes that the Company's allowance for credit losses is adequate. (See "Asset Quality".)

Non-Interest Income

The table below summarizes the sources of the Company's non-interest income.

Three months ended September 30,                      Percentage
(Dollars in thousands)            1997        1996      Change

Non-Interest Income:
Trust department                $   590     $   373       58%
Service charges on
  deposit accounts                2,316       1,773       31
Mortgage banking                  3,868       2,166       79
Brokerage commissions             1,519       1,391        9
Collection agency fees            1,240       1,053       18
Net gains on sales of
  securities available for sale     168         488      (66)
Net gains on sales of
  other loans                     4,126       1,296      218
Credit card fees                    532         510        4
International dept fees             219         299      (27)
ATM card fees                       369         159      132
Other                             1,053         963        9
Total non-interest income       $16,000     $10,471       53


As seen from the above table, non-interest income is an increasingly important source of revenue to the Company as it continues to expand its non-bank related financial services. Non-interest income for the three months ended September 30, 1997, increased primarily from an increase of $2,830,000 in net gains on sales of other loans which ocurred primarily at MACC, the Company's commercial leasing and financing company, and to an increase of $1,702,000 in mortgage banking. Mortgage banking increased primarily due to an increase in net gains on sales of loans due to the higher volume of loan sales in the third quarter of 1997 compared to 1996 ($165,777,000 in 1997 compared to
$84,190,000 in 1996) and improved spreads attributable to lower interest rates. Service charges on deposit accounts increased due to higher fees and collection agency fees increased due to an increase in commercial collection fees. The increase in non-interest income was partially offset by a decrease in net gains on sales of securities. Net gains on sales of securities decreased due to a reduced volume in sales of securities from the available for sale portfolio in the third quarter of 1997 as compared to the same period in 1996.

Non-Interest Expense

Non-interest expense includes costs, other than interest, that are incurred in the operations of the Company. The table below summarizes the components of the Company's non-interest expense.

Three months ended September 30,                      Percentage
(Dollars in thousands)            1997        1996      Change

Non-Interest Expense:
Salaries and employee benefits  $13,717     $10,227       34%
Net occupancy expense             1,497       1,376        9
Equipment expense                 2,423       1,979       22
Non-recurring SAIF assessment                 3,560
FDIC expense                        106         369      (71)
Brokerage commissions               947         644       47
Marketing                           893         569       57
Franchise taxes                     614         640       (4)
Telephone                           691         560       23
Printing and supplies               530         539       (2)
Legal and other
  professional fees                 822         496       66
Credit card processing costs        638         495       29
Amortization of intangible
  assets                            346         393      (12)
Postage                             415         403        3
Other                             2,977       2,137       39
Total non-interest expense      $26,616     $24,387        9


Salaries and employee benefits comprise the largest component of non-interest expense and were 52% and 42% of total non-interest expense for the three months ended September 30, 1997 and 1996, respectively. Salary costs increased in 1997 due to the growth of MACC's business, the formation of MAFSI and MAPT in 1997, the acquisition of Simplicity at the end of 1996, the acquisition of three credit agencies in Florida subsequent to the third quarter of 1996, additional employees at the bank subsidiaries to handle increases in lending activity and salary rate increases. In addition, certain benefit expenses determined under formulas which take into account pre-tax income also increased in the three months ended September 30, 1997 compared to the same period in 1996 because of the increase in pre-tax income. Net occupancy expense and equipment expense increased due to new offices for Simplicity, MAFSI and MAPT, and new computer equipment at MAISI. The decrease in other non-interest expenses is primarily due to the non-recurring pre-tax charge of $3,560,000 assessed by the FDIC in the third quarter of 1996 and a decrease in FDIC premiums ($263,000). The decreases were partially offset by increases in brokerage commissions ($303,000), marketing ($324,000), legal and other professional fees ($326,000), credit card merchant processing fees which were previously offset by credit card fee income from the portfolio sold in the fourth quarter of 1996 ($143,000) and telephone expense ($131,000).

Income Taxes

The provision for income taxes for the third quarter of 1997 increased $1,769,000 or 93% to $3,664,000 compared to $1,895,000 for the same period in 1996. The increase was due primarily to higher pre-tax income and a higher effective tax rate of 34.0% for the third quarter of 1997 as compared to 30.9% for the same period in 1996.


Nine Months Ended September 30, 1997 and 1996

Results of Operations

For the nine months ended September 30, 1997, net income increased $6,888,000 or 41% to $23,851,000 compared to
$16,963,000 for the same period in 1996. Primary and fully diluted earnings per share for the first nine months of 1997 were $.97 and $.93, respectively, compared to $.66 and $.63 for the same period in the prior year. Return on average common equity
(ROE) for the first nine months of 1997 was 18.30% while return on average assets (ROA) was 1.47%, as compared to ROE and ROA ratios of 12.87% and 1.05%, respectively, for the first nine months of 1996.

The Company's results for the first nine months of 1997 reflect the sale of seven branch offices and $95,000,000 of deposits of AmeriFirst to another bank, resulting in a pre-tax gain of $8,500,000. Substantially all of the loans were retained by AmeriFirst in connection with the transaction. The pre-tax gain was partially offset by certain costs and other charges related to the branch sale, which in the aggregate were $2,000,000 on a pre-tax basis. In addition, during the first quarter of 1997, the Company increased its normal planned provision for credit losses by approximately $1,000,000. The increase in the Company's provision for credit losses was made in response to continued loan growth.

The Company's first nine months of 1997 net income, excluding the gain and charges related to the branch sale and the additional provision for credit losses, was $20,403,000, which represents a return on average common equity and return on average assets of 15.58% and 1.26%, respectively, and earnings per share of $.82 ($.80 fully diluted). The Company's first nine months of 1996 net income, excluding the non-recurring SAIF assessment was $19,278,000, which represents a ROE and ROA of 14.84% and 1.19%, respectively, and earnings per share of $.76 ($.72 fully diluted).

Net Interest Income

Net interest income increased $4,118,000 to $66,872,000 in the first nine months of 1997 as compared to $62,754,000 for the same period in 1996. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the type and mix of interest-earning assets and interest-bearing liabilities. The Company's net interest margin for the nine months ended September 30, 1997 was 4.51% compared to 4.27% for the same period in 1996. The Company's net interest margin improved primarily due to higher-yielding earning assets caused by increased average loan levels which rose $127,745,000 from September 30, 1996 and to a decrease of $76,945,000 in lower-yielding securities for the same period, which was partially offset by an increase in the cost of funds due to the issuance of Trust Preferred Securities. The improvement in the net interest margin is also the result of the sale of certain low-yielding securities in the first quarter of 1997 which, combined with higher-yielding earning assets, is expected to sustain the Company's net interest margin at current levels in the near term.

Provision for Credit Losses

The provision for credit losses increased $1,009,000 or 34% to $3,949,000 in the first nine months of 1997 compared to $2,940,000 in the first nine months of 1996. The increased provision was necessary to maintain an adequate allowance for credit losses on the Company's increasing loan portfolio size. Net charge-offs were $2,771,000 or 0.23% (annualized) of average loans during the nine months ended September 30, 1997, compared to $2,549,000 or 0.23% (annualized) for the same period in 1996. The provision for credit losses reflects the amount necessary in management's opinion to maintain an adequate allowance, based upon its analysis of the loan portfolio (including the loan growth rate and change in the mix of the loan portfolio) and general economic conditions.

At September 30, 1997, the Company's allowance for credit losses as a percentage of loans was 1.03% compared to 1.00% at December 31, 1996 and 0.97% at September 30, 1996. At September 30, 1997, the Company's allowance for credit losses represented 335% of non-performing loans as compared to 237% and 187% at December 31, 1996 and September 30,1996, respectively. The increase in the Company's allowance for credit losses as a percentage of loans is due to an increase in the provision for credit losses. Management believes that the Company's allowance for credit losses is adequate. (See "Asset Quality.")

Non-Interest Income

The table below summarizes the sources of the Company's non-interest income.

Nine months ended September 30,                       Percentage
(Dollars in thousands)            1997        1996      Change

Non-Interest Income:
Trust department                $ 1,470     $ 1,090       35%
Service charges on
  deposit accounts                6,346       5,085       25
Mortgage banking                  9,092       7,579       20
Brokerage commissions             4,660       7,851      (41)
Collection agency fees            3,804       3,075       24
Net (losses) gains on sales of
  securities available for sale    (480)      1,274     (138)
Net gains on sales of
  other loans                     9,314       1,880      395
Credit card fees                  1,523       1,473        3
International dept fees             750         750
ATM card fees                     1,085         469      131
Gain on sale of branch offices    8,500
Other                             3,820       2,890       32
Total non-interest income       $49,884     $33,416       49


As seen from the above table, non-interest income is an increasingly important source of revenue to the Company as it continues to expand its non-bank related financial services. Non-interest income for the nine months ended September 30, 1997, increased $16,468,000 compared to the same period in 1996. The increase is due primarily to the gain of $8,500,000 resulting from the sale of seven branch offices of AmeriFirst to another bank. Other increases in non-interest income for the first nine months of 1997 as compared to the same period in 1996 were an increase of $1,513,000 in mortgage banking, an increase of $7,434,000 in net gains on sales of loans from MACC, the Company's commercial leasing and financing company, an increase of $1,261,000 in service charges on deposit accounts from the Company's banking subsidiaries and an increase of $729,000 in collection agency fees. Mortgage banking increased primarily due to an increase in net gains on sales of loans due to the higher volume of loan sales in the first nine months of 1997 compared to 1996 ($359,152,000 in 1997 compared to $347,960,000 in 1996) and improved spreads attributable to lower interest rates. Service charges on deposit accounts increased due to higher fees and collection agency fees increased due to an increase in commercial collection fees. The increase in non-interest income was partially offset by a decrease of $3,191,000 in brokerage commissions and a decrease of $1,754,000 in net gains on sales of securities. Brokerage commission income decreased primarily due to a decrease in the number of registered representatives at MFI, resulting in a lower volume of business. The net losses from the sales of securities was primarily due to charges associated with the branch sale which included the recognition of losses in the sale of low-yielding securities at several of the Company's affiliates, including AmeriCom, which enabled it to acquire loans of AmeriFirst and thereby enhance AmeriCom's net interest margin and future earnings potential.

Non-Interest Expense

Non-interest expense includes costs, other than interest, that are incurred in the operations of the Company. The table below summarizes the components of the Company's non-interest expense.

Nine months ended September 30,                       Percentage
(Dollars in thousands)            1997        1996      Change

Non-Interest Expense:
Salaries and employee benefits  $40,392     $30,415       33%
Net occupancy expense             4,262       3,951        8
Equipment expense                 6,686       5,887       14
Non-recurring SAIF assessmenet                3,560
FDIC expense                        338       1,108      (69)
Borkerage commissions             2,803       4,903      (43)
Marketing                         2,378       1,633       46
Franchise taxes                   1,909       1,908
Telephone                         2,011       1,574       28
Printing and supplies             1,667       1,629        2
Legal and other
  professional fees               2,298       1,523       51
Credit card processing costs      1,736       1,260       38
Amortization of intangible
  assets                          1,522       1,190       28
Postage                           1,257       1,226        3
Other                             7,396       6,526       13
Total non-interest expense      $76,655     $68,293       12


For the nine months ended September 30, 1997, non-interest expense increased $8,362,000 compared with the same period in 1996. Of the increase in non-interest expense, approximately $2,000,000 represented costs and charges related to the branch office sale at AmeriFirst. Salaries and employee benefits comprise the largest component of non-interest expense and were 53% and 45% of total non-interest expense for the nine months ended September 30, 1997 and 1996, respectively. Salary costs increased in 1997 due to the growth of MACC's business, the formation of MAFSI and MAPT in 1997, the acquisition of Simplicity at the end of 1996, the acquisition of three credit agencies in Florida subsequent to the third quarter of 1996, additional employees at the bank subsidiaries to handle increases in lending activity and salary rate increases. In addition, certain benefit expenses determined under formulas which take into account pre-tax income also increased in the nine months ended September 30, 1997 compared to the same period in 1996 because of the increase in pre-tax income. Net occupancy expense and equipment expense increased due to new offices for Simplicity, MAFSI and MAPT, and new computer equipment at MAISI. The decrease in other non-interest expenses is primarily due to the non-recurring pre-tax charge of $3,560,000 assessed by the FDIC in the third quarter of 1996, decreases in FDIC premiums due to lower premium rates on SAIF related deposits and reduced ticket charges from the Company's brokerage clearing firm. The decreases were partially offset by increases in marketing, legal and other professional fees, credit card merchant processing fees which were previously offset by credit card fee income from the portfolio sold in the fourth quarter of 1996 and telephone expense.

Income Taxes

The provision for income taxes for the first nine months of 1997 increased $4,327,000 or 54% to $12,301,000 compared to $7,974,000 for the same period in 1996. The increase was due primarily to higher pre-tax income and a higher effective tax rate of 34.0% for the first nine months of 1997 as compared to 32.0% for the same period in 1996.

Year 2000 Software Initiatives

Management has initiated a company-wide program to ensure continuity of the Company's information systems and application software for the year 2000. A substantial majority of the significant application software utilized by the Company is outsourced to a third-party vendor. Management is working with the vendor to ensure that all of these systems will operate properly in the year 2000. The program is also intended to ensure that non-mainframe applications operating on local and wide area networks and on personal computers will function properly in the year 2000. At this time, the expected cost of the Company's year 2000 compliance initiative is not expected to be material.

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

For the Company's bank subsidiaries, the primary sources of liquidity at September 30, 1997 were federal funds sold of $84,000, securities available for sale of $392,774,000 and loans held for sale of $6,544,000. At December 31, 1996, the primary sources of liquidity were federal funds sold of $4,476,000, securities available for sale of $432,791,000 and loans held for sale of $7,927,000.

Since the Company is a holding company and does not conduct operations, its primary source of liquidity is dividends paid to it by its subsidiaries. For national banks, the approval of the Office of the Comptroller of the Currency is required in order to pay dividends in excess of the subsidiaries' earnings retained for the current year plus retained net profits since January 1, 1995. As a result of these restrictions, at September 30, 1997 dividends which can be paid to the Company by its bank subsidiaries are limited to $14,070,000.

The Company's liquidity position decreased in 1997 due to the Company's sale of seven branch offices at AmeriFirst with deposits of approximately $94,000,000 at the date of sale and increased loan activity. The sale of the branch offices caused a decrease in deposits, which was offset by a decrease in securities available for sale and an increase in Federal Home Loan Bank (FHLB) borrowings. In the second quarter of 1997, the Company also called all of the outstanding shares of its cumulative convertible preferred stock for redemption. Of the outstanding shares at the date of call, 576,152 shares were converted into common shares, 364,000 shares were repurchased under the Company's 1997 repurchase program and 4,221 shares were redeemed for cash. However, management believes that the Company's liquidity is adequate because the Company's bank subsidiaries have lines of credit with the Federal Home Loan Bank and can borrow up to $148,338,000, of which $98,074,000 is currently outstanding. In addition, the Company issued $27,500,000 of Company - Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust in the quarter ended June 30, 1997. In December, 1996, the Company entered into an agreement with an unrelated financial institution which enables the Company to borrow up to $20,000,000 for a period of one year. As of September 30, 1997, the Company has borrowed $9,000,000 against the available credit facility.

Cash and due from banks decreased by $9,886,000 during the nine months ended September 30, 1997 to $75,771,000 from $85,657,000 at December 31, 1996. Cash and due from banks decreased primarily due to decreases of approximately $6,900,000 in currency and $3,400,000 in checks in the process of collection, partially offset by an increase of approximately $400,000 in balances due from other banks of collection. Operating activities provided $16,521,000 of cash in the nine months ended September 30, 1997 as compared to cash provided by operating activities of $6,174,000 for the same period in 1996. For the nine months ended September 30, 1997 and 1996, cash provided by operating activities was primarily attributable to net income and proceeds from sales of mortgage and other loans held for sale, partially offset by cash used to originate such loans and net gains on sales of branch offices, deposits and other assets during the period. The Company originated approximately $364,113,000 of mortgage and other loans in the nine months ended September 30, 1997, as compared to $340,762,000 for the same period in 1996. The increase in mortgage and other loan originations was primarily due to a decrease in market rates during the third quarter of 1997 which led to an increase in refinancing and new mortgage activity. The mortgage banking and financing activity in 1997 compared to 1996 resulted in an increase in the amount of cash required to fund mortgage and other loans. The higher activity also resulted in a increase in volume of sales of mortgage and other loans providing cash (from $353,071,000 in 1996 to $373,672,000 in 1997).

Cash of $14,612,000 was used for investing activities during the nine months ended September 30, 1997 compared to cash provided by investing activities of $6,174,000 during the nine months ended September 30, 1996, a decrease in cash flows from investing activities of $20,786,000. The primary reason for the decrease in cash flows used for investing activities was the net decrease in federal funds sold in 1997 of $4,392,000 compared to a net decrease of $70,370,000 for the same period in 1996 and the increase of purchases of bank premises and equipment. Also, the increase in proceeds from sales, maturities and paydowns of securities available for sale in 1997 of $132,784,000 compared to $111,547,000 for the same period in 1996 was partially offset by the increase of $47,234,000 in purchases of securities available for sale. The increase in federal funds sold and increase in purchases of bank premises and equipment for the first nine months of 1997 was partially offset by the increase in proceeds from sales of loans ($13,177,000).

Cash used for financing activities was $11,795,000 during the nine months ended September 30, 1997 as compared to $60,641,000 of cash used for financing activities for the same period in 1996, an increase in cash flows of $48,846,000. The primary reason for the increase in cash flows provided by financing activities was the increase in deposits of $53,223,000, the increase in short- term borrowings of $35,601,000 and the proceeds of $53,013,000 from the issuance of long-term debt, partially offset by $84,927,000 of cash transferred in connection with the sale of seven branch offices and $21,801,000 for the retirement of preferred stock. The cash used for financing activities in 1996 was primarily due to a net decrease in total deposits of $49,758,000 and by repayment of $17,695,000 of capitalized lease obligations and debt.

Asset/Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. The Company manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates. At September 30, 1997, the Company had a manageable positive gap position and therefore does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates.

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

At September 30, 1997, a minimum Tier I capital ratio of 4.00% and a total capital ratio of 8.00% are required. The Company's qualifying capital at September 30, 1997 exceeds both the Tier I and Tier II risk-based capital guidelines. In addition, a capital leverage ratio is used in connection with the risk-based capital standards which is defined as Tier I capital divided by quarterly average total assets adjusted for certain items. At September 30, 1997, the Company's leverage ratio, Tier I, and combined Tier I and Tier II (total capital) ratios were 9.09%, 10.92% and 11.98%, respectively.

Capital ratios applicable to the Company's banking subsidiaries at September 30, 1997 are as follows:
                                                     Total
                                           Tier I  Risk-based
                               Leverage   Capital   Capital
Regulatory Capital Requirements
     Minimum                     4.00       4.00      8.00
     Well-capitalized            5.00       6.00     10.00

Bank Subsidiaries
     Mid Am Bank                 7.84       9.36     10.41
     First National              8.13      10.57     11.20
     AmeriCom                    7.87      10.33     11.48
     AmeriFirst                  7.56      11.10     12.34
     Adrian                      6.84       9.92     11.15

The capital to asset ratios of the Company's non-bank subsidiaries are significantly different than the bank subsidiaries.

Asset Quality

At September 30, 1997, the Company's percentage of non-performing loans (non-accrual loans and restructured loans) to total loans was 0.31%, as compared to 0.42% at December 31, 1996 and 0.52% at September 30, 1996. Non-performing loans at September 30, 1997 aggregated $5,036,000, a decrease of $1,587,000 or 24% from December 31, 1996. Accruing loans past due 90 days or more at September 30, 1997 aggregated $5,621,000, a decrease of $313,000 or 5% from December 31, 1996. The Company's percentage of net charge-offs for the nine months ended September 30, 1997 and September 30, 1996 to average loans outstanding were 0.23% (annualized) and 0.23% (annualized), respectively. At September 30, 1997, the Company's allowance for credit losses was 1.03% of total loans, as compared to 1.00% and 0.97% at December 31, 1996 and September 30, 1996, respectively. The allowance for credit losses as a percentage of non-performing loans at September 30, 1997 was 335% compared to 237% at December 31, 1996 and 187% at September 30, 1996. The ratio of non-performing assets (constituting the sum of non-performing loans and other real estate owned) to total loans plus other real estate owned was 0.35% at September 30, 1997, compared to 0.49% and 0.57% at December 31, 1996 and September 30, 1996, respectively. As of September 30, 1997, based upon a review of the loan portfolio (including the loan growth rate and change in the mix of the loan portfolio), management believes the allowance for credit losses is adequate.

Loans 30 to 89 days past due, excluding non-accrual and restructured loans amounted to $7,035,000 or 0.43% of total loans at September 30, 1997 as compared to $8,944,000 or 0.57% at December 31, 1996. Loans now current but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $30,043,000 and $31,503,000 at September 30, 1997
and December 31, 1996, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The classification of these loans, however, does not mean to imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. At September 30, 1997 and December 31, 1996, specific allocations of the allowance for credit losses related to these loans aggregated $1,982,000 and $3,219,000, respectively. The decrease in loans where some concern exists is primarily attributable to the Company's continuous process of loan review which has identified various improvements in the financial condition of certain of the individual borrowers. In the opinion of management, these loans require close monitoring despite the fact that they are performing according to their terms. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

Three of the Company's bank subsidiaries (Banks) have purchased certain lease receivables and extended loans to The Bennett Funding Group, Inc. and related entities (Bennett), which have an aggregate outstanding balance of $6,100,000 at June 30, 1997. Bennett filed for bankruptcy in March, 1996 and payments by lessees and by the borrowers have been deposited into an interest-bearing escrow account with the bankruptcy court pending resolution of certain issues. One of the Banks has settled its claim with the bankruptcy trustee. The agreement calls for an initial payment to the bank, net of servicing fees, of $556,000, which represents 78.5% of the cash payments received by the trustee in bankruptcy from the underlying leases. Under the agreement, additional cash payments will be received by the bank monthly as cash is collected by the trustee, up to a maximum total recovery to the bank of $868,000. In conjunction with the receipt of the $556,000 initial payment, the Company has charged-off $325,000 and used the balance of the payment to reduce the carrying value of the loan from $1,105,000 to $224,000. Issues which may affect the other two Banks' ability to ultimately collect interest and principal on the leases and loans include a determination of whether the Banks have perfected their security interests in the leases and loan collateral. No decision has been rendered in these cases and due to the complexity of the issues, management and the Company's legal counsel are currently unable to form an opinion as to the likely outcome of the Banks' position in the Bennett bankruptcy proceeding or whether the Company will be subject to a material loss.

The following table presents asset quality information for each of the Company's banking subsidiaries at September 30, 1997.

(Dollars in thousands)

                Mid Am   First
                 Bank   National  AmeriCom  AmeriFirst  Adrian

Loans:
Non-accrual     $1,179    $1,453   $  713    $1,316      $109
Restructured         0       138       68         0        60
Total
 non-performing
 loans           1,179     1,591      781     1,316       169

Other real
 estate owned(1)     0        35        0       250         0
Total
 non-performing
 assets         $1,179    $1,626   $  781    $1,566      $169

Loans 90 days
 or more past
 due and not
 on non-accrual $   11    $1,999   $2,592    $  516      $503

Non-performing
 loans to
 total loans      0.18      0.40     0.27      0.85      0.13

Non-performing
 assets to total
 loans plus
 OREO             0.18      0.41     0.27      1.01      0.13

Allowance for
 credit losses
 to total
 non-performing
 loans          666.67    161.53   414.60    134.73    833.73

Allowance for
 credit losses
 to total
 non-performing
 assets         666.67    158.06   414.60    113.22    833.73

Net charge-offs
 to average loans
 outstanding      0.35      0.04     0.09      0.57      0.05

Allowance for
 credit losses
 to total loans   1.19      0.65     1.13      1.15      1.08

Loans 90 days
 or more past
 due and not
 on non-accrual
 to total loans   0.00      0.50     0.90      0.33      0.39


(1) The parent company has $331,000 of other real estate owned at September 30, 1997.


The following table sets forth the Company's allocation of the allowance for credit losses as of September 30, 1997 and December
31, 1996.

                       September 30, 1997  December 31, 1996
(Dollars in thousands)

Specific allowance
  Real estate                $   225           $   372
  Commercial                   2,559             2,974
  Installment                    101               250
  Total specific allowance     2,885             3,596

General allowance
  Real estate                    327               233
  Commercial                   2,000             3,229
  Installment                  2,230             1,369
  Other                        1,346             1,106
  Total general allowance      5,903             5,937

Unallocated allowance          8,062             6,139
Allowance for credit losses  $16,850           $15,672


As of September 30, 1997, no specific allowance has been determined for the leases from Bennett Funding Group due to the uncertainty as to whether a loss will occur. However, management has determined that the allowance for credit losses is adequate to absorb any potential future losses from the Bennett Funding Group leases.



The following table presents a summary of the Company's credit loss experience for the nine months ended September 30, 1997 and 1996.

(Dollars in thousands)
                                  1997             1996
Balance of allowance at
  beginning of year             $15,672          $14,859

Loans actually charged-off:
  Real estate                       456              520
  Commercial, financial
    and agricultural              1,944            1,483
  Installment and credit card     1,291            1,965
  Other                              68               14
    Total loans charged-off       3,759            3,982

Recoveries of loans previously
  charged-off:
  Real estate                        88              278
  Commercial, financial
    and agricultural                411              592
  Installment and credit card       459              531
  Other                              30               32
    Total recoveries of loans       988            1,433

Net charge-offs                   2,771            2,549

Addition to allowance
  charged to expense              3,949            2,662

Balance of allowance at
  end of period                 $16,850          $14,972

Net charge-offs to
  average loans outstanding        0.23             0.23

Allowance for credit losses
  to total loans                   1.03             0.97

Allowance for credit losses
  to total non-performing
  loans                          334.59           186.87


Addition to allowance
  charged to expense                               2,662
Addition charged to expense
  for loans sold with recourse                       278
Total provision for
  credit losses                                    2,940


For the nine months ended September 30, 1997, commercial loans charged-off increased $461,000 as compared to the same period in 1996. The increase in commercial loans charged-off is primarily due to $325,000 of a Bennett Funding Group loan being charged-off at one bank subsidiary during the third quarter of 1997. For the nine months ended September 30, 1997, installment loans charged-off decreased $674,000 as compared to the same period in 1996. The decrease in installment loans charged-off is primarily due to a decrease in auto loans charged-off at one bank subsidiary for 1996 as compared to 1997.




PART II. - OTHER INFORMATION


Item 1. - Legal Proceedings

The Company has previously disclosed the pendancy of a securities arbitration proceeding against MFI filed by customers of a money manager not affiliated with the subsidiary prior to MFI's merger with the Company. On August 26, 1997, the NASD Office of Dispute Resolution denied with prejudice all claims and allegations against MFI in their entirety.

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

Item 6 - Exhibits and Reports on Form 8-K

       (a)  Exhibits

            1.  Statement Re Computation of Earnings Per
                Common Share

       (b)  Reports on Form 8-K

The Company filed a report on Form 8-K with the Commission as of August 27, 1997, describing the dismissal with prejudice of a previously disclosed securities arbitration case.





SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



MID AM, INC.



/s/  Dennis L. Nemec



Dennis L. Nemec
Executive Vice President / Chief Financial Officer



DATE:   November 13, 1997

























MID AM, INC.


                                EXHIBIT INDEX


Exhibit No.     Description                       Page Number

    (1)         Statement Re Computation of
                  Earnings Per Common Share            31

    (2)         Form 8-K describing the dismissal
                  with prejudice of a previously
                  disclosed securities arbitration
                  case.

                The information required by this exhibit
                  is incorporated herein by reference
                  from the Company's Form 8-K dated
                  August 27, 1997, filed with the
                  Securities and Exchange Commission on
                  September 3, 1997.




























EXHIBIT  1



STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS



Mid Am, Inc.


Computation of Primary Earnings per Share

                        Three Months Ended     Nine Months Ended
                           September 30,         September 30,
                          1997      1996         1997      1996

(Dollars and shares in thousands, except per share data)

Reconciliation of net
  earnings to amounts
  used for primary
  earnings per share:
Net earnings             $7,121    $4,245      $23,851    $16,963
Less:
  Preferred stock
    dividends Series A        0       588          605      1,838
Net earnings applicable
  to primary earnings
  per share              $7,121    $3,657      $23,246    $15,125

Reconciliation of
  weighted average
  number of shares to
  amount used in
  primary earnings per
  share computation:
Average shares
  outstanding            24,406    22,609       23,674     22,733
Average common
  equivalent shares:
Assumed exercise
  of options                396       372          368        340
Primary average
  shares outstanding     24,802    22,981       24,042     23,073

Primary
  earnings per share      $0.29     $0.16        $0.97      $0.66


Mid Am, Inc.


Computation of Fully Diluted Earnings per Share

                        Three Months Ended     Nine Months Ended
                           September 30,         September 30,
                          1997      1996         1997      1996

(Dollars and shares in thousands, except per share data)

Reconciliation of net
  earnings to amounts
  used for fully diluted
  earnings per share:
Net earnings             $7,121    $4,245      $23,851    $16,963
Less:
  Preferred stock
    dividends Series A      --        --           --         --
Net earnings applicable
  to fully diluted
  earnings per share     $7,121    $4,245      $23,851    $16,963

Reconciliation of
  weighted average
  number of shares to
  amount used in fully
  diluted earnings per
  share computation:
Average shares
  outstanding            24,406    22,609       23,674     22,733
Average common
  equivalent shares:
Assumed exercise
  of options                529       388          428        364
Assumed conversion
  of preferred stock          0     3,547        1,483      3,665
Fully diluted average
  shares outstanding     24,935    26,544       25,585     26,762

Fully diluted
  earnings per share      $0.29     $0.16        $0.93      $0.63