Form 10-K
period 1997-12-31
MID AM INC
filed 1998-03-27
CIK 357066

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. [ ]

Based on the closing sales price of February 28, 1998 the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $540,403,000.


<PAGE 2>

The number of shares outstanding of the Registrant's common stock, without par value was 23,556,371 at February 28, 1998.

DOCUMENTS INCORPORATED BY REFERENCE*       WHERE INCORPORATED

Annual Report Supplement to Shareholders
  for year ended December 31, 1997          Parts II and IV

Definitive Proxy Statement dated
  March 4, 1998, for the Annual
  Meeting of Shareholders to be held
  April 24, 1998, and filed with the
  Securities and Exchange Commission
  on or about March 4, 1998                 Part II

*As stated under various items of this report, only specified portions of such documents are incorporated by reference herein.



<PAGE 3>

                                INDEX


                                                            10-K
                                                            Page
PART I
Item 1.  Business ........................................    4

Item 2.  Properties ......................................   10

Item 3.  Legal Proceedings ...............................   10

Item 4.  Submission of Matters to a Vote of Security
         Holders .........................................   10

PART II
Item 5.  Market for Registrant's Common Stock and Related
         Shareholder Matters .............................   11

Item 6.  Selected Financial Data .........................   11

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .............   11

Item 8.  Financial Statements and Supplementary Data .....   11

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure .............   12

PART III
Item 10. Directors and Executive Officers of Registrant ..   12

Item 11. Executive Compensation ..........................   15

Item 12. Security Ownership of Certain Beneficial Owners
         and Management ..................................   15

Item 13. Certain Relationships and Related Transactions ..   16

PART IV
Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K ............................   16

Signatures ...............................................   18

Exhibit Index ............................................   20


<PAGE 4>

PART I


Item 1.  INFORMATION ABOUT MID AM, INC.

Mid Am, Inc. (the Company), a financial services holding company, has five bank subsidiaries with a total of 80 banking offices located in western Ohio along the Interstate 75 corridor and in southern Michigan. The Company also owns seven financial services subsidiaries which engage in lines of business which are closely related to banking. Based on total assets as of December 31, 1997, the Company was the 11th largest bank holding company in Ohio. Through its banking subsidiaries, the Company offers a wide range of lending, depository, trust, and related financial services to individual and business customers. Through its financial services subsidiaries, the Company offers speciality lending, investment, trust, collection and related financial services to individual and business customers.

The Holding Company

Mid Am, Inc. is an Ohio corporation and registered bank holding company, formed in 1988 in conjunction with the affiliation of Mid American National Bank and Trust Company and First National Bank Northwest Ohio. The Company's corporate philosophy is to encourage its subsidiaries to operate as locally-oriented, community-based financial service affiliates, augmented by experienced, centralized support from the Company in selected critical areas. This local market orientation is reflected in the bank subsidiaries' boards of directors and branch banking centers, which generally have advisory boards comprised of local business persons, professionals and other community representatives, that assist the banking centers in responding to local banking needs. The bank subsidiaries concentrate on customer service and business development, while relying upon the support of the Company in identifying operational areas that can be effectively centralized without sacrificing the benefits of a local orientation. Primary candidates for centralization are those functions which are not readily visible to customers and those which are critical to risk management. Asset quality review, data processing, loan and deposit processing, certain mortgage banking activities, financial reporting, investment activities, internal audit, compliance and funds management are among the functions which are managed at the holding company level.

The Company's market area is economically diverse, with a base of manufacturing, service industries, transportation and agriculture, and is not dependent upon any single industry or employer. Similarly, the Company's customer base is diverse,

<PAGE 5>

and the Company and its subsidiaries are not dependent upon any single industry or upon any single customer.

Mid Am, Inc.'s strategic plan includes expansion, market diversification and growth of its fee-based income through internal business formations, internal growth and through acquisitions of financial institutions, branches and financial service businesses. The Company seeks acquisition partners with experienced management, which have significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services.

There is significant competition in the financial services industry in western Ohio among commercial banks. As a result of the deregulation of the financial services industry, the Company also competes with other providers of financial services such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, the mutual funds industry, full service brokerage firms and discount brokerage firms. Some of the Company's competitors, including certain regional bank holding companies which have made acquisitions in the Company's market area, have substantially greater resources than those of the Company, and as such, may have higher lending limits and may offer other services not available through the bank and non-bank subsidiaries. The bank and non-bank subsidiaries compete on the basis of rates of interest charged on loans, the rates of interest paid for funds, the availability of services and the responsiveness to the needs of its customers.

The Company's executive offices are located at 221 South Church
Street, Bowling Green, Ohio, and its telephone number is
(419)327-6300.

The Bank Subsidiaries

Mid American National Bank and Trust Company (Mid Am Bank), headquartered in Toledo, Ohio, was formed in 1952 and is the largest subsidiary of the Company with total assets of $924 million at December 31, 1997. Through its 37 banking centers in northwest Ohio, Mid Am Bank concentrates primarily on commercial lending and residential mortgage lending.

First National Bank Northwest Ohio (First National), headquartered in Bryan, Ohio, was founded in 1933 and joined Mid
Am Bank in 1988 with the formation of the Company.  First
National is a leading residential mortgage lender in the northwest corner of Ohio. First National had total assets of $529 million at December 31, 1997, and operates through 18 banking centers.

<PAGE 6>

American Community Bank, N. A., Lima, Ohio (AmeriCom), was formed in 1992 as a result of the merger of a commercial bank and a thrift subsidiary of the Company. AmeriCom, with total assets of $378 million at December 31, 1997, emphasizes residential mortgage and consumer lending, and serves the west-central Ohio market through 13 banking centers.

AmeriFirst Bank, N.A., Xenia, Ohio (AmeriFirst), was chartered in 1993 in connection with the conversion of two thrift subsidiaries of the Company into a national bank subsidiary.
AmeriFirst operates 6 banking centers in the southwestern portion of Ohio and had total assets of $196 million at December
31, 1997.

Adrian State Bank (Adrian) is the Company's Adrian, Michigan headquartered state-chartered bank, which was acquired by the Company in 1995. Adrian had total assets of $169 million at December 31, 1997, and operates 6 banking centers in southeastern Michigan.

The Financial Services Subsidiaries

Mid Am Recovery Services, Inc. (MARSI) is the Company's Florida-based professional recovery services firm, formed in 1996 as a result of the merger of two of the Company's collection affiliates. MARSI serves various governmental agencies, retail, insurance and commercial clients primarily in the Southeastern United States.

MFI Investments Corp, Bryan, Ohio (MFI) is the Company's broker/dealer affiliate, which provides its customers investment services throughout the United States through its 150 registered representatives. MFI also provides non-depository investment products to the customers of the Bank Subsidiaries.

Mid Am Credit Corp. (MACC) is the Company's specialized medical financing and leasing unit based in Columbus, Ohio. Beginning with its formation in 1996, MACC has offered medical equipment and practice acquisition financing to medical professionals throughout the United States. MACC intends to sell substantially all of its financing originations to funding sources in the secondary market.

Mid Am Financial Services, Inc. (MAFSI) and its subsidiary Simplicity Mortgage Consultants, Inc. (Simplicity) is the Company's consumer finance company headquartered in Carmel, Indiana. MAFSI, formed by the Company in connection with the Company's 1996 acquisition of Simplicity, engages in non-conforming residential mortgage lending for customers with difficult financing needs, and sells substantially all of its

<PAGE 7>

originations in the secondary market.

Mid Am Private Trust, N.A. (MAPT), Cincinnati, Ohio, was formed in 1997 as the Company's speciality trust bank subsidiary. MAPT was created to provide families with substantial financial resources and individual and corporate trustees a unique approach to fiduciary services through "insourcing" investment managers and estate planners. MAPT expects to conduct business on a nationwide basis.

Mid Am Information Services, Inc. (MAISI) is the Company's data processing and operations affiliate which, through its Bowling
Green, Ohio-based facility, provides comprehensive back-room services and support to all of the Company's affiliates.

Price Range of Common Stock and Dividends

The information contained under the caption "SHAREHOLDER
INFORMATION" on page S-3 of the Company's 1997 Annual Report
Supplement is incorporated herein by reference in response to this item.

Supervision and Regulation

The Company is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the Act), which requires a bank holding company to register under the Act and to be subject to the regulations of the Board of Governors of the Federal Reserve System. Pursuant to Federal Reserve policy, the Company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such banks.
As a bank holding company, the Company is required to file with the Board of Governors an annual report and such additional information as the Board of Governors may require pursuant to the Act. The Act requires prior approval by the Board of Governors of the acqusition by a bank holding company, or any subsidiary thereof, of more than five percent (5%) of the voting stock or substantially all the assets of any bank within the United States.

The Act also prohibits a bank holding company, with certain exceptions, from acquiring more than five percent (5%) of the voting stock of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. The Board of Governors is also authorized to approve, among other things, the ownership of shares by a bank holding company in any company the activities of which the Board of Governors has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Board of Governors has, by regulation, determined that

<PAGE 8>

certain activities, including mortgage banking, operating small loan companies, factoring, furnishing certain data processing operations, holding or operating properties used by banking subsidiaries or acquired for such future use, providing certain investment and financial advice, leasing (subject to certain conditions) real or personal property, providing management consulting advice to certain depository institutions, providing securities brokerage services, arranging commercial real estate equity financing, underwriting and dealing in bank eligilbe securities, providing consumer financial counseling, operating a collection agency, owning and operating a savings association, operating a credit bureau and conducting certain real estate investment activities and acting as insurance agent for certain types of insurance, are closely related to banking within the meaning of the Act. It also has determined that certain other activities, including real estate brokerage and syndication, land development, and property management, are not related to credit transactions and are not permissible. Each of the non-banking activities conducted by the Company through its financial services affiliates are activities which have been deemed by the Board of Governors to be closely related to banking within the meaning of the Act.

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

On September 29, 1994, President Clinton signed the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Act). The Interstate Act generally permits nationwide interstate banking and branching commencing September 29, 1995. After such time, an "adequately capitalized" and "well managed" bank holding company may acquire a bank in any state, subject to certain concentration limitations. After June 1, 1997, interstate bank holding companies could consolidate banks owned in multiple states into a single branch network, or acquire out-of-state banks as branches. De novo interstate branching is not authorized by the Interstate Act, but states may specifically authorize it. States may also limit the acquisition of newly-formed banks for a period of up to five years to restrict effective de novo branching.

The Company is a legal entity separate and distinct from its banking and other subsidiaries. Most of the Company's revenues result from dividends paid to it by its bank subsidiaries. There

<PAGE 9>

are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by the Company to its shareholders.

Mid Am Bank, First National, AmeriCom and AmeriFirst, as national banking associations, are subject to supervision and regular examination by the Office of the Comptroller of the Currency
(OCC), and as members of the Federal Reserve System, are subject to the applicable provisions of the Federal Reserve Act. Adrian, as a Michigan state-chartered bank, is subject to supervision and regular examination by the Michigan Financial Institutions Bureau and the Federal Deposit Insurance Corporation. Adrian is not a member of the Federal Reserve System. The Company's financial service subsidiaries are subject to various state and federal regulatory bodies and licensing agencies. MFI is subject to regulations of the Federal Reserve Board, the Securities and Exchange Commission and supervision by the National Association of Securities Dealers as well as various state securities and insurance regulatory agencies. MARSI, MAFSI and MACC are subject to various state licensing requirements and are subject to the regulations of the Federal Reserve Board. The Company, as a bank holding company, is subject to supervision and regular examination by the Federal Reserve System. All banking subsidiaries of the Company are insured by the Federal Deposit Insurance Corporation, to the extent provided by law, and as such are subject to the provisions of the Federal Deposit Insurance Act.

Each national banking association is required by federal law to obtain the prior approval of the OCC for the declaration and payment of dividends if the total of all dividends declared by the board of directors of such bank in any year will exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

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

<PAGE 10>

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

Employees

As of December 31, 1997, the Company and its subsidiaries had approximately 1,217 full-time and 397 part-time employees. The Company considers its and its Subsidiaries' employee relations to be good. None of the employees are covered by a collective bargaining agreement.



Item 2.  PROPERTIES

The Company's executive offices are located at an office building in Bowling Green. The bank subsidiaries operate 80 banking centers, of which 63 are owned, 4 are leased from various other parties and 13 are leased from Bancsites, Inc. (Bancsites) under long-term lease agreements. Bancsites was a wholly-owned subsidiary of Mid Am Bank until 1977, when Mid Am Bank distributed all shares of Bancsites to its shareholders.
Certain senior management officials of Bancsites also serve as senior management officials of Mid Am Bank. Also, the information contained in Note 5 "Bank Premises and Equipment" on page S-39 of the Company's 1997 Annual Report Supplement is incorporated herein by reference in response to this item.



Item 3.  LEGAL PROCEEDINGS

The information contained in Note 13 "Commitments and Contingencies" on page S-46 of the Company's 1997 Annual Report
Supplement is incorporated herein by reference in response to this item.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

<PAGE 11>

PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED SHAREHOLDER MATTERS

The information contained under the caption "SHAREHOLDER INFORMATION" on page S-3 and the information contained in Note 16 "Regulatory Matters" on pages S-48 through S-50 of the Company's 1997 Annual Report Supplement is incorporated herein by reference in response to this item. The information contained under the caption "ELECTION OF DIRECTORS" on pages 1 through 4 of the Company's 1998 Proxy Statment filed with the Securities and Exchange Commission on March 4, 1998 is incorporated herein by reference in response to this item. The Company's common stock is traded on the NASDAQ National Market System under the symbol "MIAM." At February 28, 1998, there were approximately 8,408 holders of record of the Company's common stock.



Item 6.  SELECTED FINANCIAL DATA

The information contained under the caption "MID AM, INC. SUMMARY
OF FINANCIAL DATA" on page S-6 of the Company's 1997 Annual
Report Supplement is incorporated herein by reference in response to this item.



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption "MANAGEMENT'S
DISCUSSION AND ANALYSIS AND STATISTICAL INFORMATION" on pages S-7 through S-26 of the Company's 1997 Annual Report Supplement is incorporated herein by reference in response to this item.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the caption "MID AM, INC.
SELECTED QUARTERLY DATA" on page S-5 and the audited financial statements contained on pages S-27 through S-52 of the Company's
1997 Annual Report Supplement is incorporated herein by reference in response to this item.

<PAGE 12>

With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7 and 14, the Company's
1997 Annual Report Supplement to Shareholders is not to be deemed filed as part of this report.



Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.




PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information contained under the captions "ELECTION OF DIRECTORS" on pages 1 through 4 and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 13 of the Company's 1998 Proxy Statement filed with the Securities and Exchange Commission on March 4, 1998, is incorporated herein by reference in response to this item.

The following table sets forth the names and ages and business experience of each of the executive officers of the Company. Each executive officer of the Company is appointed by the Board of Directors on an annual basis, and serves at the pleasure of the Board.

                           Position With Company or       Officer
Executive Officer    Age   Subsidiary and Experience       Since*

Edward J. Reiter      58   Chairman and Chief Executive      1969
                           Officer of the Company and
                           Chairman of Mid Am Bank;
                           formerly President and Chief
                           Executive Officer of Mid Am Bank.

David R. Francisco    51   President and Chief Operating     1970
                           Officer of the Company;
                           formerly Chief Executive
                           Officer of First National.

<PAGE 13>

Dennis L. Nemec       53   Executive Vice President and      1979
                           Chief Financial Officer of the
                           Company; formerly Senior Vice
                           President/Finance of the Company.

W. Granger Souder     37   Executive Vice President and      1989
                           General Counsel of the Company;
                           formerly employed as a securities
                           attorney in private practice.

Jerry R. Biederman    32   Senior Vice President and         1994
                           Director of Audit of the Company;
                           formerly Audit Supervisor of
                           Society Management Company.

Donald P. Hileman     45   Senior Vice President/Finance     1990
                           of the Company; formerly
                           Senior Vice President and Chief
                           Financial Officer of First National.

Marci L. Klumb        36   Senior Vice President/Associate   1991
                           General Counsel of the Company;
                           formerly Vice President/Associate
                           General Counsel of the Company.

Christine Koster      45   Senior Vice President/Training    1989
                           and Development of the Company;
                           formerly Vice President/Training
                           and Development of the Company.

Mark S. Lee           37   Senior Vice President/Marketing   1996
                           of the Company; formerly Division
                           Marketing Manager of PepsiCo.

David L. Mead         42   Senior Vice President/Finance;    1995
                           formerly a Professor at Bluffton
                           College and Senior Vice President
                           and Chief Financial Officer of
                           Mid Am Bank.

John R. Reisner       42   Senior Vice President/Corporate   1991
                           Compliance of the Company;
                           formerly Vice President/Corporate
                           Compliance of the Company.

Cynthia A. Rossman    41   Senior Vice President/Marketing   1985
                           and Planning of the Company.

<PAGE 14>

Jeffrey S. Schatz     40   Senior Vice President/Funds       1985
                           Management of the Company;
                           formerly Vice President/Finance
                           and Treasurer of Citizens Loan
                           and Building Company.

Paul S. Ulrich        46   Senior Vice President/Asset       1996
                           Quality of the Company;
                           formerly Vice President and
                           Chief Credit Officer of
                           Poughkeepsie Savings Bank.

Robin Wooddall        34   Senior Vice President/Human       1992
                           Resources of the Company;
                           formerly Vice President/Human
                           Resources of the Company.

James C. Burkhart     44   President and Chief Executive     1982
                           Officer of Mid Am Information
                           Services, Inc.; formerly Vice
                           President/Data Processing of
                           Mid Am Bank.

James F. Burwell      47   President and Chief Executive     1980
                           Officer of First National;
                           formerly President and Chief
                           Operating Officer of First
                           National.

Edward E. Christian   41   President and Chief Executive     1997
                           Officer of AmeriFirst;
                           formerly Senior Vice President
                           of National City Bank.

Lee J. Cieslak        58   President and Chief Executive     1998
                           Officer of MARSI; formerly
                           Chairman and Chief Executive
                           Officer of First of America Bank.

Robert E. Dorr        56   President and Chief Executive     1996
                           Officer of MACC; formerly
                           Senior Vice President of Bank One
                           Vendor Leasing Division.

Robert M. Gioia       47   President and Chief Executive     1995
                           Officer of MFI; formerly
                           First Vice President Regional
                           Manager of Kirkpatrick and
                           Pettis Brokerage Company.

<PAGE 15>

Patrick A. Kennedy    51   President and Chief Executive     1981
                           Officer of Mid Am Bank; formerly
                           Executive Vice President/Lending
                           of Mid Am Bank; formally Senior
                           Vice President/Lending of
                           First National.

Cathleen F. Oxner     45   President and Chief Executive     1994
                           Officer of AmeriCom; formerly a
                           Plant Manager of Procter and Gamble.

Bernard A. Sikorski   55   President and Chief Executive     1995
                           Officer of Adrian State Bank;
                           formerly Executive Vice President
                           and Director of Marketing of
                           Banc One Mortgage Corporation.

Donald P. Southwick   41   President and Chief Executive     1994
                           Officer of MAPT; formerly
                           President of AmeriFirst.

Donald R. Steele      43   President and Chief Executive     1994
                           Officer of MAFSI and President
                           and Chief Executive Officer of
                           Simplicity; formerly President
                           of Simplicity Mortgage Consultants.


*Includes period in which executive officer was an officer of a subsidiary or acquired company.



Item 11.  EXECUTIVE COMPENSATION

The information contained under the captions "EXECUTIVE
COMPENSATION" and "REPORT ON EXECUTIVE COMPENSATION" on pages 6 through 11 of the Company's 1998 Proxy Statement filed with the Securities and Exchange Commission on March 4, 1998, is incorporated herein by reference in response to this item.



Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The information contained under the captions "ELECTION OF DIRECTORS" on pages 1 through 4, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" on page 4 and "EXECUTIVE COMPENSATION, Beneficial Ownership" on page 7 of the Company's 1998 Proxy

<PAGE 16>

Statement filed with the Securities and Exchange Commission on March 4, 1998, is incorporated herein by reference in response to this item.

The Company has no knowledge of any person or any group (as defined in Section 13.d.3 of the Securities Exchange Act of 1934) which owns in excess of five percent of the outstanding common stock of the Company.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the captions "TRANSACTIONS
WITH MANAGEMENT" and "RELATIONSHIPS WITH AFFILIATES" on pages 12 and 13 of the Company's 1998 Proxy Statement filed with the Securities and Exchange Commission on March 4, 1998, is incorporated herein by reference in response to this item.




PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

                                             Page in 1997 Annual
                                              Report Supplement*
(1) Financial Statements:
    Report of Independent Accountants ...............     S-27
    Consolidated Statement of Condition at
      December 31, 1997 and 1996 ....................     S-28
    Consolidated Statement of Earnings for
      the three years ended December 31, 1997 .......     S-29
    Consolidated Statement of Changes in
      Shareholders' Equity for the three years
      ended December 31, 1997 .......................     S-30
    Consolidated Statement of Cash Flows for
      the three years ended December 31, 1997 .......     S-31
    Notes to Consolidated Financial Statements ......   S-32-52

*Incorporated by reference from the indicated pages of the 1997
Annual Report Supplement. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

<PAGE 17>

The following Exhibits required by Item 601 of Regulation S-K are filed as part of this report:

Exhibit
Number              Exhibit

  3.1 Restated Articles of Incorporation of the Company, as amended
  3.2   Code of Regulations of the Company
 10.1   Incentive Plans of the Company
 10.2   Deferred Compensation Plan of the Company
 10.3   Stock Option Plan of the Company
 10.4   Employee Stock Ownership and Pension Plan of the Company
 10.5   Employee Stock Ownership and Savings Plan of the
          Company (401K)
 10.6   Form of Change in Control Agreements with Certain
          Executive Officers of the Company
 11.1   Statement Re:  Computation of Per Share Earnings
 13.1   The Company's 1997 Annual Report Supplement
 18.0   Change in Accounting Principle
 20.1 The Company's Proxy Statement dated March 4, 1998 for its 1998 Annual Meeting
 21.1   Subsidiaries of the Company
 23.1   Consent of Independent Accountants
 24.1   Power of Attorney
 27.1   Financial Data Schedule


(b) Reports on Form 8-K

Not applicable.


















<PAGE 18>

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          MID AM, INC.

                          BY:  /s/  David R. Francisco

                          David R. Francisco
                          President and C.O.O.

                          March 27, 1998



Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                              Signatures

       *
Edward J. Reiter      Director/Chairman/C.E.O.   January 15, 1998


David R. Francisco    Director/President/C.O.O.


Dennis L. Nemec       Exec. Vice Pres./C.F.O.

       *
Gerald D. Aller              Director            January 15, 1998

       *
James F. Bostdorff           Director            January 15, 1998


David A. Bryan               Director

       *
Wayne E. Carlin              Director            January 15, 1998

       *
D. James Hilliker            Director            January 15, 1998


<PAGE 19>

       *
Walter L. Lamb,Jr.           Director            January 15, 1998


James E. Laughlin            Director

       *
Marilyn O. McAlear           Director            January 15, 1998

       *
Thomas S. Noneman            Director            January 15, 1998

       *
Emerson J. Ross,Jr.          Director            January 15, 1998

       *
Douglas J. Shierson          Director            January 15, 1998


C. Gregory Spangler          Director

       *
Jerry L. Staley              Director            January 15, 1998


Robert E. Stearns            Director

       *
Richard G. Tessendorf,Jr.    Director            January 15, 1998

       *
Donald D. Thomas             Director            January 15, 1998


*The undersigned attorney-in-fact, by signing his name below, does hereby sign this Report on Form 10-K on behalf of the above-named officers and directors pursuant to a power of attorney executed by such persons and filed with the Securities and Exchange Commission contemporaneously herewith.

                          BY:  /s/  David R. Francisco

                          David R. Francisco
                          Attorney-In-Fact



<PAGE 20>

                                 FORM 10-K

                               EXHIBIT INDEX



Exhibit
Number              Exhibit

  3.1 Restated Articles of Incorporation of the Company, as amended
  3.2   Code of Regulations of the Company
 10.1   Incentive Plans of the Company
          The information required by this exhibit is incorporated herein by reference from the information contained under the captions "REPORT ON EXECUTIVE COMPENSATION, Annual Incentive Compensation" on pages
          9 and 10 and "EXECUTIVE COMPENSATION, Employment Contracts and Change in Control Agreements, Employment Contracts" on page 8 of the Company's 1998 Proxy Statement filed with the Securities and Exchange Commission on March 4, 1998.
 10.2   Deferred Compensation Plan of the Company
 10.3   Stock Option Plan of the Company
          The information required by this exhibit is incorporated herein by reference from the information contained in EXHIBIT 10.3 "Stock Option Plan of the Company" of the Company's 1996 Form 10-K filed with the Securities and Exchange Commission on March 13, 1997. The information required by this exhibit is incorporated herein by reference from the information contained under the caption "Annex 1, AMENDED AND RESTATED MID AM, INC. 1997 STOCK OPTION PLAN" of the Company's 1998 Proxy Statement filed with the Securities and Exchange Commission on March 4, 1998.
 10.4 Employee Stock Ownership and Pension Plan of the Company The information required by this exhibit is incorporated herein by reference from the information contained in EXHIBIT 10.4 "Employee Stock Ownership and Pension Plan of the Company" of the Company's
          1995 Form 10-K filed with the Securities and Exchange Commission on April 1, 1996.
 10.5   Employee Stock Ownership and Savings Plan of the
        Company (401K)
          The information required by this exhibit is incorporated herein by reference from the information contained in EXHIBIT 10.5 "Employee Stock Ownership and Savings Plan of the Company (401K)" of the Company's 1995 Form 10-K filed with the Securities and Exchange Commission on April 1, 1996.

<PAGE 21>

 10.6 Form of Change in Control Agreements with Certain Executive Officers of the Company
 11.1   Statement Re:  Computation of Per Share Earnings
 13.1   The Company's 1997 Annual Report Supplement.
          Except for the portions of the report expressly incorporated by reference, the report is furnished solely for the information of the Commission and is not deemed "filed" as part hereof.
 18.0   Change in Accounting Principle
          The information required by this exhibit is incorporated herein by reference from the information contained in Note 1 "Accounting Policies" on pages S-32 through S-35 of the Company's 1997 Annual Report Supplement. (See Exhibit 13.1)
 20.1 The Company's Proxy Statement dated March 4, 1998 for its 1998 Annual Meeting.
          The information required by this exhibit is incorporated herein by reference from the information contained in the Company's 1998 Proxy Statment filed with the Securities and Exchange Commission on March 4, 1998.
 21.1   Subsidiaries of the Company
 23.1   Consent of Independent Accountants
 24.1   Power of Attorney
 27.1   Financial Data Schedule