Form 10-Q
period 1998-03-31
MID AM INC
filed 1998-05-13
CIK 357066

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business on April 30, 1998.

Common Stock, without par value - 23,360,430 shares





<PAGE  2>

MID AM, INC.


INDEX


PART I -  FINANCIAL INFORMATION                       Page Number

Item 1.   Financial Statements

          Consolidated Statement of Condition
          (Unaudited)
          March 31, 1998 and December 31, 1997               3

          Consolidated Statement of Earnings
          (Unaudited)
          Three months ended March 31, 1998 and 1997         4

          Consolidated Statement of Cash Flows
          (Unaudited)
          Three months ended March 31, 1998 and 1997         5

          Notes to Consolidated Financial Statements
          (Unaudited)                                        7

Item 2.   Management's Discussion and Analysis and
          Statistical Information                            9


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                 21

Item 2.   Changes in Securities                             21

Item 3.   Defaults Upon Senior Securities                   21

Item 4.   Submission of Matters to a Vote
          of Security Holders                               21

Item 5.   Other Information                                 21

Item 6.   Exhibits and Reports on Form 8-K                  22

SIGNATURES                                                  23

EXHIBIT INDEX                                               24

<PAGE  3>

PART I. - FINANCIAL INFORMATION

MID AM, INC.   Consolidated Statement of Condition (Unaudited)

(Dollars in thousands)              March 31,        December 31,
                                       1998               1997
Assets
Cash and due from banks            $   94,066         $   84,062
Int-bearing deposits in banks           2,095              1,728
Federal funds sold                     41,162             14,566
Loans held for sale                    11,209             11,376
Securities available for sale         405,427            385,961
Loans, net of unearned fees         1,609,918          1,619,895
Allowance for credit losses           (18,450)           (17,625)
  Net loans                         1,591,468          1,602,270
Bank premises and equipment            53,581             53,903
Int receivable and other assets        40,105             38,009
  Total Assets                     $2,239,113         $2,191,875

Liabilities
Demand deposits (non-interest)     $  224,375         $  220,441
Savings deposits                      554,306            545,667
Other time deposits                 1,002,801            994,204
  Total Deposits                    1,781,482          1,760,312
Federal funds purchased and
  securities sold under
  agreements to repurchase             95,616            103,174
Debt and FHLB advances                175,060            122,604
Int payable and other liabilities      23,724             25,025
  Total Liabilities                 2,075,882          2,011,115

Shareholders' Equity
Preferred stock - no par value
  Authorized - 2,000,000 shares           --                 --
Common stock - stated value
  of $3.33 per share
  Authorized - 35,000,000 shares
  Issued - 24,459,511 shares
    in 1998 and 1997                   81,531             81,531
Surplus                                94,186             94,594
Retained earnings                       9,921              6,321
Treasury stock
  949,592 and 197,206 shares          (24,556)            (3,874)
Unrealized gains on securities
  available for sale                    2,149              2,188
  Total Shareholders' Equity          163,231            180,760
  Total Liabilities and
    Shareholders' Equity           $2,239,113         $2,191,875

<PAGE  4>

MID AM, INC.  Consolidated Statement of Earnings (Unaudited)

(Dollars in thousands)          Three Months Ended March 31,
                                      1998       1997
Interest Income
Int and fees on loans               $37,147    $34,942
Int on deposits in banks                 38         85
Int on federal funds sold               390        354
Int on taxable investments            5,337      5,635
Int on tax exempt investment            496        528
  Total Interest Income              43,408     41,544
Interest Expense
Int on deposits                      17,095     17,417
Int on borrowed funds                 3,789      2,182
  Total Interest Expense             20,884     19,599

  Net Interest Income                22,524     21,945
Provision for credit losses           1,017      1,885
  Net Interest Income After
    Provision Credit Losses          21,507     20,060

Non-interest Income
Trust department                        588        381
Service charges on deposit accts      2,106      1,894
Mortgage banking                      5,773      2,327
Brokerage commissions                 2,223      1,480
Collection agency fees                1,397      1,242
Net gains (losses) on
  sales of securities                    98       (726)
Net gains on sales of loans at
  commercial financing affiliate      4,150      2,189
Other income                          2,299     11,131
  Total Non-interest Income          18,634     19,918

Non-interest Expense
Salaries and employee benefits       15,712     13,796
Net occupancy expense                 1,429      1,372
Equipment expense                     2,344      2,008
Other expenses                        9,439      8,025
  Total Non-interest Expense         28,924     25,201

  Income before income taxes         11,217     14,777
Applicable income taxes               3,774      5,210
  Net Income                        $ 7,443    $ 9,567
  Net Income Available to
    Common Shareholders             $ 7,443    $ 9,151
Earnings per Common Share:
  Basic                             $  0.31    $  0.40
  Diluted                           $  0.31    $  0.37

<PAGE  5>

MID AM, INC.  Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)              Three Months Ended March 31,
                                          1998         1997
Operating Activities
Net income                            $   7,443    $   9,567
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
Provision for credit losses               1,017        1,885
Depreciation and
  amortization of assets                  2,257        2,717
Proceeds from sales of mortgage
  and other loans held for sale         334,051       95,027
Mortgage and other loans
  originated for sale                  (324,309)     (91,140)
Net gains on sales of assets             (9,997)     (12,085)
Increase in interest receivable
  and other assets                       (2,279)        (323)
(Decrease) increase in interest
  payable and other liabilities          (1,301)       1,603
Net Cash Provided By
  Operating Activities                    6,882        7,251

Investing Activities
Net (increase) decrease in interest-
  bearing deposits in other banks          (367)         176
Net decrease in
  federal funds sold                    (26,596)     (29,538)
Proceeds from sales of securities
  available for sale                     10,458       54,494
Proceeds from maturities and paydowns
  of securities available for sale       30,183       16,120
Purchases of securities
  available for sale                    (59,780)     (17,434)
Proceeds from sales of loans              2,062        3,952
Net decrease (increase) in loans          7,676      (22,049)
Proceeds from sales of
  other real estate owned                                332
Proceeds from sales of bank
  premises and equipment                     63        1,406
Purchases of bank premises
  and equipment                          (1,712)      (5,330)
Net Cash (Used For) Provided By
  Investing Activities                  (38,013)       2,129



<PAGE  6>

MID AM, INC.  Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)              Three Months Ended March 31,
                                          1998         1997
Financing Activities
Cash transferred in connection
  with the sale of branch deposits                   (84,927)
Net increase (decrease) in demand
  deposits and savings accounts          12,573       (7,443)
Net increase in other time deposits       8,597       16,209
Net (decrease) increase in
  short-term borrowings                  (7,558)      55,318
Repayment of debt and FHLB advances     (22,544)      (2,301)
Proceeds from issuance of debt
  and FHLB advances                      75,000       17,522
Preferred stock retired                               (6,162)
Proceeds from issuance of
  common stock                              699          324
Cash dividends paid                      (3,843)      (3,798)
Treasury stock acquisitions             (21,789)        (724)
Other items                                              (37)
Net Cash Provided By (Used For)
  Financing Activities                   41,135      (16,019)

Net increase (decrease) in cash
  and due from banks                     10,004       (6,639)
Cash and due from banks at the
  beginning of the period                84,062       85,657
Cash and due from banks at the
  end of the period                   $  94,066    $  79,018

Supplemental Schedule of Noncash
  Investing and Financing Activities

Securitization of loans held for
  sale and transferred to
  securities available for sale       $     241    $   3,145

Transfers from loans to other
  real estate owned                   $     134    $     774

Loans on other real estate sold       $       7

Unrealized losses on
  securities available for sale       $     (60)   $  (2,282)
Adjustment to deferred tax                  (21)        (798)
Adjustment to shareholders' equity    $     (39)   $  (1,484)


<PAGE  7>

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

Prior to 1994, Mid Am, Inc.'s business related solely to commercial banking and related services which for financial reporting purposes was considered a single business segment. Since the beginning of 1994, the Company has either acquired or commenced businesses relating to collection activities, broker-dealer operations, commercial finance lending and consumer finance lending. However, the revenues, operating profit and assets of the collection business, broker-dealer business and finance companies are not material for separate disclosure. Mid Am, Inc.'s predominant business continues to be banking.

The consolidated financial statements of Mid Am, Inc. (the
Company) include the accounts of the banking subsidiaries, Mid American National Bank and Trust Company (Mid Am Bank), First National Bank Northwest Ohio (First National), American Community Bank, N.A. (AmeriCom), AmeriFirst Bank, N.A. (AmeriFirst), and Adrian State Bank (Adrian); and the financial service subsidiaries, Mid Am Recovery Services, Inc. (MARSI), MFI Investments Corp (MFI), Mid Am Credit Corp. (MACC), Mid Am Financial Services, Inc. (MAFSI), Simplicity Mortgage Consultants, Inc. (Simplicity), Mid Am Private Trust, N.A. (MAPT) and Mid Am Information Services, Inc. (MAISI). All significant intercompany transactions and accounts have been eliminated in consolidation.

2.  Recent Accounting Pronouncements

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.130 "Reporting Comprehensive

<PAGE  8>

Income," which establishes standards for reporting of comprehensive income and its components. This Statement will be effective for the Company for the year ending December 31, 1998. This Statement requires that entities classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and surplus in the equity section of a statement of financial condition. Comprehensive income is composed of net income and "other comprehensive income." Other comprehensive income includes charges or credits to equity that are not the result of transactions with the entities' shareholders. Currently, the only item of other comprehensive income from the activities of the Company relate to the unrealized gains and losses of the Company's portfolio of available for sale securities. The Company anticipates reporting comprehensive income in the Statement of Changes in Stockholders' Equity. Upon adoption, the financial statements of earlier periods will be restated for comparative purposes.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes new standards for the way public companies report information about their operating segments in annual and interim financial statements. The Company will be required to adopt SFAS 131 no later than December 31, 1998. SFAS 131 adopts a "management approach" to determine operating segments and then imposes quantitative criteria to determine which operating segments, if any, must be reported. The Company is currently evaluating SFAS 131 and has not determined what operating segments will be reported under the new standards' disclosure rules which, on an annual basis, will include information regarding each reportable operating segment's products and services, factors used to determine reportable segments, and certain operating information such as interest revenue, interest expense, and profit or loss of the operating segment.

3.  Repurchase Program

On January 15, 1998, the Board of Directors of the Company authorized management to undertake purchases of up to 1,200,000 shares of the Company's outstanding common stock over a twelve month period in the open market or in privately negotiated transactions. This new authorization follows the expiration of the Company's 1997 authorization to repurchase up to 1,650,000 shares of common stock. The shares reacquired are held as treasury stock and reserved for use in the Company's stock option plan and for future stock dividend declarations. As of March 31, 1998, the Company had repurchased approximately 560,000 shares of common stock pursuant to its 1998 repurchase program. Subsequent to March 31, 1998, the Company has repurchased an additional 170,000 shares of common stock pursuant to its 1998 repurchase program.

<PAGE  9>

4.  Other Events

On April 24, 1998, Mid Am, Inc. shareholders approved an Amendment of Article Fourth of the Amended Articles of Incorporation of the Company to increase the number of common shares authorized from 35 million shares to 100 million shares. The number of authorized shares of the Company will be 102 million shares, of which 100 million are common shares without par value and 2 million are preferred shares without par value.



Item 2. - Management's Discussion and Analysis and Statistical
          Information


(Dollars in thousands, except per share data)


Three Months Ended March 31, 1998 and 1997

Results of Operations

Net income for the first quarter of 1998 was $7,443, an increase of $1,324 or 22% over the first quarter of 1997 core earnings of $6,119 (excluding the net gain related to the February 1997 sale of various branch offices). Total earnings for the first quarter of 1997, including the net effect of the branch sale, were $9,567. The significant improvement in core earnings is attributable to the strength of the Company's net interest margin and the improvement in fee-based income. Diluted earnings per share for the first quarter of 1998 was $.31 ($.31 basic), up 29% when compared to $.24 ($.25 basic) for the same period in 1997, excluding the net effect of the branch sale. Total earnings per share for the first quarter of 1997 was $.37 diluted and $.40 basic. Return on average common equity (ROE) for the first quarter of 1998 was 17.87% while return on average assets (ROA) was 1.36%. This compares to ROE and ROA ratios based on core earnings of 14.18% and 1.14% (22.51% and 1.79% including the net effect of the branch sale), respectively, for the first quarter of 1997.

Net Interest Income

Net interest income increased $579 to $22,524 in the first quarter of 1998 as compared to $21,945 for the same period in 1997. The Company's net interest margin continues to improve despite the issuance and sale of $50,000 of subordinated notes and the buyback of its common stock during the first quarter of 1998. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the type and mix

<PAGE 10>

of interest-earning assets and interest-bearing liabilities. The Company's net interest margin for the three months ended March 31, 1998 was 4.51% compared to 4.49% for the same period in 1997. The Company's net interest margin improved primarily due to higher yielding earning assets resulting from increased yields from the Company's loan portfolio.

Provision for Credit Losses

The provision for credit losses decreased $868 or 46% to $1,017 in the first quarter of 1998 compared to $1,885 in the first quarter of 1997. In the first quarter of 1997, the Company increased its provision for credit losses by approximately $1,000 in response to continued loan portfolio growth. Net charge-offs were $192 or 0.05% (annualized) of average loans during the three months ended March 31, 1998, compared to $805 or 0.20% (annualized) for the same period in 1997. The decrease in net charge-offs is primarily due to a large recovery on a commercial loan at one of the Company's bank subsidiaries. The provision for credit losses reflects the amount necessary in management's opinion to maintain an adequate allowance, based upon its analysis of the loan portfolio (including the loan growth rate and change in the mix of the loan portfolio) and general economic conditions.

At March 31, 1998, the Company's allowance for credit losses as a percentage of loans was 1.15% compared to 1.09% at December 31, 1997 and 1.05% at March 31, 1997. At March 31, 1998, the Company's allowance for credit losses represented 329% of non-performing loans as compared to 388% and 267% at December 31, 1997 and March 31, 1997, respectively. The increase in the Company's allowance for credit losses as a percentage of loans is due to low net charge-offs and a slight decline in total loans from the beginning of the year. The decrease in the Company's allowance for credit losses as a percentage of non-performing loans is due to an increase of $1,058 in non-performing loans from $4,546 at December 31, 1997 to $5,604 at March 31, 1998. Management believes that the Company's allowance for credit losses is adequate. (See "Asset Quality".)

Non-Interest Income

The table below summarizes the sources of the Company's non-interest income.

Three months ended March 31,                            Percentage
(Dollars in thousands)              1998        1997      Change

Non-Interest Income:
Trust department                  $   588     $   381       54%
Service charges on
  deposit accounts                  2,106       1,894       11

<PAGE 11>

Mortgage banking                    5,773       2,327      148
Brokerage commissions               2,223       1,480       50
Collection agency fees              1,397       1,242       12
Net gains (losses) on sales
  of securities                        98        (726)      NA
Gain from sale of deposits and
  branch offices                                8,703     (100)
Net gains on sales of loans at
  commercial financing affiliate    4,150       2,189       90
Credit card fees                      523         488        7
International department fees         297         235       26
ATM card fees                         462         409       13
Other                               1,017       1,296      (22)
Total non-interest income         $18,634     $19,918       (6)


As seen from the above table, non-interest income is an increasingly important source of revenue to the Company as it continues to expand its offerings of non-bank related financial services. Non-interest income for the first quarter of 1998 was $18,634, an increase of $6,708 or 56% from the $11,926, (excluding the net gain related to the branch sale) reported for the same quarter of 1997. The increase was primarily due to an increase of $3,446 in mortgage banking, an increase of $1,961 in net gains on sales of loans at MACC, the Company's commercial leasing and financing company, and to an increase of $743 in brokerage commissions. Mortgage banking increased primarily due to an increase in net gains on sales of loans due to the higher volume of loan sales in the first quarter of 1998 compared to 1997 (approximately $265,000 in 1998 compared to $74,000 in 1997).
Net gains on sales of loans at MACC increased primarily due to increased sales volume and improved profit margins. Brokerage commissions increased due to the growth in the number of independent registered representatives (brokers) and to the increase in the volume of business generated by these representatives.

Non-Interest Expense

Non-interest expense includes costs, other than interest, that are incurred in the operations of the Company. The table below summarizes the components of the Company's non-interest expense.

Three months ended March 31,                            Percentage
(Dollars in thousands)              1998        1997      Change

Non-Interest Expense:
Salaries and employee benefits    $15,712     $13,796       14%
Net occupancy expense               1,429       1,372        4
Equipment expense                   2,344       2,008       17
Brokerage commissions               1,434         805       78
FDIC expense                          106         122      (13)

<PAGE 12>

Marketing                             723         654       11
Franchise taxes                       714         646       11
Telephone                             767         645       19
Printing and supplies                 614         535       15
Legal and other
  professional fees                 1,024         724       41
Credit card merchant
  processing costs                    513         519       (1)
Amortization intangible assets        328         843      (61)
Postage                               450         436        3
Other                               2,766       2,096       32
Total non-interest expense        $28,924     $25,201       15


The table below presents an analysis of the components of salary and employee benefit expense and of the number of full-time equivalent employees.

Three months ended March 31,                            Percentage
(Dollars in thousands)              1998        1997      Change

Salaries and employee benefits:
Salaries and wages                $10,945     $10,232        7%
Commissions paid to employees       1,397         831       68
Employee benefits                   3,370       2,733       23
Total salaries and employee
  benefits                        $15,712     $13,796       14

Full-time equivalent employees      1,429       1,285       11%


Salaries and employee benefits comprise the largest component of non-interest expense and were 54% and 55% of total non-interest expense for the three months ended March 31, 1998 and 1997, respectively. Salary and wages increased 7% in the first quarter of 1998 due to increases in salary rates and in full-time equivalent employees, primarily at the Company's financial service affiliates. Commissions paid to employees increased primarily due to growth in revenues from its fee-based financial service affiliates and higher mortgage loan originations. In addition, certain employee benefit expenses determined under formulas which take into account pre-tax income also increased in the three months ended March 31, 1998 compared to the same period in 1997 because of the increase in pre-tax income. Net occupancy expense and equipment expense increased due to new offices for MAFSI and new computer equipment at MAISI. The increase in other non-interest expenses was primarily due to increases in brokerage commissions ($629), legal and other professional fees ($300), and telephone expense ($122), which were partially offset by a decrease in amortization of intangible assets ($515).

<PAGE 13>

Income Taxes

The provision for income taxes for the first quarter of 1998 decreased $1,436 or 28% to $3,774 compared to $5,210 for the same period in 1997. The decrease was due primarily to higher pre-tax income in the first quarter of 1997 which included the net gain from the sale of branch offices. The effective tax rate for the first quarter of 1998 was 33.6% as compared to 35.3% for the same period in 1997.

Year 2000 Software Initiatives

Management has initiated a company-wide assessment, remediation and conversion program to address the effect of the year 2000 on the Company's information systems and application software. The Company's Year 2000 Readiness Project contains awareness, assessment, renovation, validation and implementation phases. A substantial majority of the significant application software utilized by the Company is licensed from a third-party vendor and management is working with the vendor to ensure that the software will operate properly in the year 2000. At this time, the estimated cost to remediate the Company's year 2000 issues is not expected to be material.

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

Since the Company is a holding company and does not conduct operations, its primary sources of liquidity are borrowings from outside sources and dividends paid to it by its subsidiaries. For national banks, the approval of the Office of the Comptroller of the Currency is required in order to pay dividends in excess of the subsidiaries' earnings retained for the current year plus retained net profits since January 1, 1995. The Company's state bank can pay dividends up to the total amount of retained earnings as long as certain capital ratios are maintained. As a result of these restrictions, at March 31, 1998 dividends which can be paid to the Company by its bank subsidiaries are limited to $25,670.

<PAGE 14>

As shown in the consolidated statement of cash flows presented elsewhere herein, cash and due from banks increased $10,004 during the first quarter of 1998 to $94,066 at March 31, 1998. The increase in 1998 is composed of $6,882 provided by operating activities and $41,135 provided by financing activities, offset in part by net cash used for investing activities of $38,013.

Three months ended March 31,                                 Dollar
(Dollars in thousands)               1998         1997       Change

Operating activities:
Net income                        $  7,443     $  9,567     $ (2,124)
Provisions for credit losses,
  depreciation and amortization      3,274        4,602       (1,328)
Proceeds from sales of mortgages
  and other loans held for sale    334,051       95,027      239,024
Mortgages and other loans
  originated for sale             (324,309)     (91,140)    (233,169)
  Net cash provided by secondary
    market activity                  9,742        3,887        5,855
Net gains on sales of assets        (9,997)     (12,085)       2,088
Other items                         (3,580)       1,280       (4,860)
  Net cash provided by
    operating activities             6,882        7,251         (369)


Net cash provided by operating activities remained level in 1998 compared to 1997. The decreases in net income and provisions for credit losses, depreciation and amortization were offset by a decrease in net gains on sales of assets and the increase in net cash provided by secondary market activity. Cash flows from the sales of mortgages and other loans and refinancing of loans increased substantially in the first quarter of 1998 as compared to 1997. Of the $239,024 and $233,169 increases in 1998 proceeds and cash origination costs, respectively, $43,174 and $40,183 related to increases in MACC loan sales and originations, respectively.

Three months ended March 31,                                 Dollar
(Dollars in thousands)               1998         1997       Change

Investing activities:
Net decrease (increase) in loans  $  7,676     $(22,049)    $ 29,725
Proceeds from sales of
  portfolio loans                    2,062        3,952       (1,890)
  Net loan activities                9,738      (18,097)      27,835
Proceeds from securities
  activities                        40,641       70,614      (29,973)
Purchases of securities            (59,780)     (17,434)     (42,346)
  Net securities activities        (19,139)      53,180      (72,319)

<PAGE 15>

Purchases of bank premises
  and equipment                     (1,712)      (5,330)       3,618
Net change in federal funds
  sold position                    (26,596)     (29,538)       2,942
Other items                           (304)       1,914       (2,218)
  Net cash (used for) provided
    by investing activities        (38,013)       2,129      (40,142)


Comparing 1998 to 1997, net cash used for investing activities increased $40,142 primarily from the growth in securities activities, partially offset by the decrease in the loan portfolio.


Three months ended March 31,                                 Dollar
(Dollars in thousands)               1998         1997       Change

Financing activities:
Net change in deposit activities  $ 21,170     $(76,161)    $ 97,331
Proceeds from long-term and net
  short-term borrowings             67,442       72,840       (5,398)
Repayments of long-term
  borrowings                       (22,544)      (2,301)     (20,243)
Cash dividends paid                 (3,843)      (3,798)         (45)
Preferred stock retired,
  treasury stock acquisitions
  and other items                  (21,090)      (6,599)     (14,491)
  Net cash provided by (used for)
    financing activities            41,135      (16,019)      57,154


Net cash provided by financing activities of $41,135 for 1998 was primarily due to an increase in proceeds from borrowings which included $50,000 of subordinated debt and a net increase in deposit activities. The net cash used for financing activities of $16,019 for 1997 was primarily due to a reduction in deposits from the sale at AmeriFirst and buyback of the Company's common and preferred stocks, offset by the increase in proceeds from borrowings.

Asset/Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. The Company manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates. At March 31, 1998, the Company had a manageable positive gap position and therefore does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates.

<PAGE 16>

Capital Resources

The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by bank holding companies and banks. Under these guidelines, total qualifying capital is categorized into two components -- Tier I and Tier II capital. Tier I capital generally consists of common shareholders' equity, perpetual preferred stock (subject to limitations) and minority interests in subsidiaries. The $27,500 of the Company's obligated mandatorily redeemable capital securities of its subsidiary trust, which was issued in the second quarter of 1997, is considered Tier I capital. Subject to limitations, Tier II capital includes certain other preferred stock and debentures, and a portion of the reserve for credit losses. On January 16, 1998, the Company issued $50,000 of 7.08% subordinated ten-year debt in a private placement transaction. The subordinated debt is considered Tier II capital for regulatory purposes. These ratios are expressed as a percentage of risk-adjusted assets, which include various risk-weighted percentages of off-balance sheet exposures, as well as assets on the balance sheet. The FRB regulations governing the various capital ratios do not recognize the effects of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" on capital relating to changes in market value of securities available for sale.

At March 31, 1998, a minimum Tier I capital ratio of 4.00% and a total capital ratio of 8.00% are required. The Company's qualifying capital at March 31, 1998 exceeded both the Tier I and Tier II risk-based capital guidelines. In addition, a capital leverage ratio is used in connection with the risk-based capital standards which is defined as Tier I capital divided by quarterly average total assets adjusted for certain items. Included in Tier I capital are $27,500 of 10.20% capital securities issued by the Company through a special purpose trust subsidiary in 1997. At March 31, 1998, the Company's leverage ratio, Tier I, and Total Capital ratios were 8.13%, 9.17% and 12.87%, respectively.

Capital ratios applicable to the Company's banking subsidiaries at March 31, 1998 are as follows:
                                                       Total
                                             Tier I  Risk-based
                                 Leverage   Capital   Capital
Regulatory Capital Requirements
     Minimum                       4.00       4.00      8.00
     Well-capitalized              5.00       6.00     10.00
Bank Subsidiaries
     Mid Am Bank                   8.16       9.75     10.93
     First National                8.02      10.56     11.23
     AmeriCom                      7.08       9.85     11.08
     AmeriFirst                    7.78      10.61     11.76
     Adrian                        6.55       9.27     10.52

<PAGE 17>

The capital to asset ratios of the Company's financial service subsidiaries are significantly different than the bank subsidiaries.

Asset Quality

At March 31, 1998, the Company's percentage of non-performing loans (non-accrual loans and restructured loans) to total loans was 0.35%, as compared to 0.28% at December 31, 1997 and 0.39% at March 31, 1997. Non-performing loans at March 31, 1998 aggregated $5,604, an increase of $1,058 or 23% from December 31, 1997. Accruing loans past due 90 days or more at March 31, 1998 aggregated $2,418, a decrease of $416 or 15% from December 31, 1997. The Company's percentage of net charge-offs for the three months ended March 31, 1998 and March 31, 1997 to average loans outstanding were 0.05% (annualized) and 0.20% (annualized), respectively. At March 31, 1998, the Company's allowance for credit losses was 1.15% of total loans, as compared to 1.09% and 1.05% at December 31, 1997 and March 31, 1997, respectively. The allowance for credit losses as a percentage of non-performing loans at March 31, 1998 was 329% compared to 388% at December 31, 1997 and 267% at March 31, 1997. The ratio of non-performing assets (constituting the sum of non-performing loans and other real estate owned) to total loans plus other real estate owned was 0.38% at March 31, 1998, compared to 0.30% and 0.49% at December 31, 1997 and March 31, 1997, respectively. As of March 31, 1998, based upon a review of the loan portfolio (including the loan growth rate and change in the mix of the loan portfolio), management believes the allowance for credit losses is adequate.

Loans 30 to 89 days past due, excluding non-accrual and restructured loans amounted to $5,817 or 0.36% of total loans at March 31, 1998 as compared to $6,752 or 0.42% at December 31, 1997. Loans now current but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $25,262 and $29,106 at March 31, 1998 and December 31, 1997, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The classification of these loans, however, does not mean to imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. The decrease in loans where some concern exists is primarily attributable to the Company's continuous process of loan review which has identified various improvements in the financial condition of certain of the individual borrowers. In the opinion of management, these loans require close monitoring despite the fact that they are performing according to their terms. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

<PAGE 18>

AmeriCom and First National have purchased certain lease receivables and extended loans with an aggregate outstanding balance at December 31, 1997 of $4,985 to The Bennett Funding Group, Inc. and related entities (Bennett) which remain subject to the Bennett bankruptcy proceeding commenced in March, 1996. On December 29, 1997 and January 7, 1998, the bankruptcy judge ruled that AmeriCom and First National, respectively, are secured creditors with respect to $1,484 and $1,831, respectively, of their outstanding Bennett portfolios. In early 1998, AmeriCom and First National received $1,247 and $1,421, respectively, from the Trustee in bankruptcy pursuant to the judge's order. These decisions have been appealed by the bankruptcy trustee and the appeals are pending. No decision has been rendered with respect to $1,671 in loans from AmeriCom and First National which present different issues from the issues decided by the bankruptcy judge. Due to the complexity of the remaining legal issues, management and the Company's legal counsel are currently unable to form an opinion as to the likely outcome of the Banks' position with respect to the remaining Bennett portfolio. The aggregate outstanding balance of the Bennett portfolio after receipt of payout was $2,317 including $250 on non-accrual and $2,067 ninety days past due and still accruing.

The following table presents asset quality information for each of the Company's banking subsidiaries at March 31, 1998.

(Dollars in thousands)

                  Mid Am   First
                   Bank   National  AmeriCom  AmeriFirst  Adrian

Loans:
Non-accrual       $1,444    $  783   $1,343    $1,598      $ 85
Restructured           0       138       65         0        58
Total
 non-performing
 loans             1,444       921    1,408     1,598       143

Other real
 estate owned(1)       0        22      126         0         0
Total
 non-performing
 assets           $1,444    $  943   $1,534    $1,598      $143

Loans 90 days
 or more past
 due and not
 on non-accrual   $  104    $  700   $1,123    $  171      $320

Non-performing
 loans to
 total loans        0.22      0.24     0.52      1.02      0.11

<PAGE 19>

Non-performing
 assets to total
 loans plus
 OREO               0.22      0.25     0.57      1.02      0.11

Allowance for
 credit losses
 to total
 non-performing
 loans            629.16    291.97   237.64    106.76  1,100.70

Allowance for
 credit losses
 to total
 non-performing
 assets           629.16    285.15   218.12    106.76  1,100.70

Net charge-offs
 to average loans
 outstanding       (0.23)     0.38     0.08      0.39      0.02

Allowance for
 credit losses
 to total loans     1.36      0.70     1.24      1.09      1.18

Loans 90 days
 or more past
 due and not
 on non-accrual
 to total loans     0.02      0.18     0.42      0.11      0.24


(1) The parent company has $311 of other real estate owned at March 31, 1998.


The following table sets forth the Company's allocation of the allowance for credit losses as of March 31, 1998 and December 31, 1997.

                         March 31, 1998   December 31, 1997
(Dollars in thousands)

Specific allowance
  Real estate                $   181           $   199
  Commercial                   2,067             2,415
  Installment                    115               101
  Total specific allowance     2,363             2,715

<PAGE 20>

General allowance
  Real estate                    249               232
  Commercial                   5,258             5,347
  Installment                  2,252             1,585
  Other                          358               355
  Total general allowance      8,117             7,519

Unallocated allowance          7,970             7,391
Allowance for credit losses  $18,450           $17,625


The following table presents a summary of the Company's credit loss experience for the three months ended March 31, 1998 and 1997.

(Dollars in thousands)
                                  1998             1997
Balance of allowance at
  beginning of year             $17,625          $15,672

Loans actually charged-off:
  Real estate                        98              184
  Commercial, financial
    and agricultural              1,085              477
  Installment and credit card       480              377
  Other                                               54
    Total loans charged-off       1,663            1,092

Recoveries of loans previously
  charged-off:
  Real estate                        68               24
  Commercial, financial
    and agricultural              1,236              101
  Installment and credit card       144              153
  Other                              23                9
    Total recoveries of loans     1,471              287

Net charge-offs                     192              805

Addition to allowance
  charged to expense              1,017            1,885

Balance of allowance at
  end of period                 $18,450          $16,752

Net charge-offs to
  average loans outstanding        0.05             0.20

Allowance for credit losses
  to total loans                   1.15             1.05

<PAGE 21>

Allowance for credit losses
  to total non-performing
  loans                          329.23           266.92


For the three months ended March 31, 1998, commercial loan recoveries increased $1,135 as compared to the same period in 1997. The increase in commercial loan recoveries is primarily due to a large recovery on a commercial loan charged-off in prior years at one of the bank subsidiaries.




PART II. - OTHER INFORMATION


Item 1. - Legal Proceedings

There are lawsuits and claims pending against the Company which arise in the normal course of business. In the opinion of management, any liabilities that may result from these lawsuits and claims will not materially affect the financial position or results of operations of the Company.


Item 2. - Changes in Securities

       Not applicable.


Item 3. - Defaults Upon Senior Securities

       Not applicable.


Item 4 - Submission of Matters to a Vote of Security Holders

       Not applicable.


Item 5 - Other Information

       Not applicable.




<PAGE 22>

Item 6 - Exhibits and Reports on Form 8-K

       (a)  Exhibits

            1.  Statement Re Computation of Earnings Per
                Common Share

       (b)  Reports on Form 8-K

The Company filed a report on Form 8-K with the Commission as of May 7, 1998, describing the increase in authorized shares of the Company's common stock, effective upon filing with the Ohio Secretary of State.



































<PAGE 23>

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



MID AM, INC.



/s/  Dennis L. Nemec



Dennis L. Nemec
Executive Vice President / Chief Financial Officer



DATE:   May 13, 1998























<PAGE 24>

MID AM, INC.


                                EXHIBIT INDEX


Exhibit No.     Description                            Page Number

    (1)         Statement Re Computation of
                  Earnings Per Common Share                 25

    (2)         Form 8-K describing the increase
                  in authorized shares of the Company's
                  common stock, effective upon filing
                  with the Ohio Secretary of State.

                The information required by this exhibit
                  is incorporated herein by reference
                  from the Company's Form 8-K dated
                  May 7, 1998, filed with the Securities
                  and Exchange Commission on May 7, 1998.



























<PAGE 25>

EXHIBIT  1



STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS


Mid Am, Inc.


The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:


(Dollars and shares in                 Three Months Ended
 thousands, except per                      March 31,
 share data)                            1998        1997

Numerator:
Net income                             $7,443      $9,567
Less: Preferred stock dividends           --          416
  Net income available to
    common shareholders (Basic)         7,443       9,151
Effect of Dilutive Securities:
Convertible preferred stock               --          416
  Net income (Diluted)                 $7,443      $9,567

Denominator:
Weighted average common
  shares outstanding (Basic)           23,756      23,081
Exercise of options                       581         175
Convertible preferred stock               --        2,725
Weighted average common
  shares outstanding (Diluted)         24,337      25,981

Earnings per share:

Basic                                  $ 0.31      $ 0.40

Diluted                                $ 0.31      $ 0.37