Form 10-Q
period 1998-06-30
MID AM INC
filed 1998-08-14
CIK 357066

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

            (419) 327-6300
   (Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes    X


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business on July 31, 1998.

Common Stock, without par value - 23,358,898 shares















<PAGE  2>

MID AM, INC.


INDEX


PART I -  FINANCIAL INFORMATION                       Page Number

Item 1.   Financial Statements

          Consolidated Statement of Condition
          (Unaudited)
          June 30, 1998 and December 31, 1997                3

          Consolidated Statement of Earnings
          (Unaudited)
          Three months ended June 30, 1998 and 1997          4

          Consolidated Statement of Cash Flows
          (Unaudited)
          Three months ended June 30, 1998 and 1997          5

          Notes to Consolidated Financial Statements
          (Unaudited)                                        7

Item 2.   Management's Discussion and Analysis and
          Statistical Information                            9


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                 22

Item 2.   Changes in Securities                             22

Item 3.   Defaults Upon Senior Securities                   22

Item 4.   Submission of Matters to a Vote
          of Security Holders                               22

Item 5.   Other Information                                 22

Item 6.   Exhibits and Reports on Form 8-K                  22

SIGNATURES                                                  23

EXHIBIT INDEX                                               24











<PAGE  3>

PART I. - FINANCIAL INFORMATION

MID AM, INC.   Consolidated Statement of Condition (Unaudited)

(Dollars in thousands)               June 30,        December 31,
                                       1998               1997
Assets
Cash and due from banks            $  101,787         $   84,062
Interest-bearing deposits
  in other banks                        3,989              1,728
Federal funds sold                     24,025             14,566
Loans held for sale                     4,046             11,376
Securities available for sale         421,020            385,961

Loans, net of unearned fees         1,649,323          1,619,895
Allowance for credit losses           (18,824)           (17,625)
  Net loans                         1,630,499          1,602,270

Bank premises and equipment            53,599             53,903
Interest receivable
  and other assets                     43,017             38,009
  Total Assets                     $2,281,982         $2,191,875

Liabilities
Demand deposits (non-interest)     $  244,475         $  220,441
Savings deposits                      555,793            545,667
Other time deposits                 1,011,428            994,204
  Total Deposits                    1,811,696          1,760,312
Federal funds purchased and
  securities sold under
  agreements to repurchase            106,408            103,174
Debt and FHLB advances                179,463            122,604
Interest payable
  and other liabilities                21,210             25,025
  Total Liabilities                 2,118,777          2,011,115

Shareholders' Equity
Preferred stock - no par value
  Authorized - 2,000,000 shares           --                 --
Common stock - stated value
  of $3.33 per share
  Authorized - 35,000,000 shares
  Issued - 24,459,511 shares
    in 1998 and 1997                   81,531             81,531
Surplus                                93,677             94,594
Retained earnings                      14,606              6,321
Treasury stock
  1,106,155 and 197,206 shares        (29,096)            (3,874)
Unrealized gains on securities
  available for sale                    2,487              2,188
  Total Shareholders' Equity          163,205            180,760
  Total Liabilities and
    Shareholders' Equity           $2,281,982         $2,191,875





<PAGE  4>

MID AM, INC.  Consolidated Statement of Earnings (Unaudited)

(Dollars in thousands,           Three Months Ended       Six Months Ended
  except per share data)               June 30,                June 30,
                                   1998       1997         1998       1997
Interest Income
Int and fees on loans            $37,449    $36,253      $74,596    $71,195
Int on deposits in banks              47         45           85        130
Int on federal funds sold            672        221        1,062        575
Int on taxable investments         5,471      5,336       10,808     10,971
Int on tax exempt investment         491        543          987      1,071
  Total Interest Income           44,130     42,398       87,538     83,942
Interest Expense
Int on deposits                   17,398     16,996       34,493     34,413
Int on borrowed funds              4,226      3,066        8,015      5,248
  Total Interest Expense          21,624     20,062       42,508     39,661

  Net Interest Income             22,506     22,336       45,030     44,281
Provision for credit losses        1,433        874        2,450      2,759
  Net Interest Income After
    Provision Credit Losses       21,073     21,462       42,580     41,522

Non-interest Income
Trust department                     695        499        1,283        880
Service charges on
  deposit accounts                 2,091      2,136        4,197      4,030
Mortgage banking                   5,518      3,142       11,346      5,712
Brokerage commissions              2,618      1,661        4,841      3,141
Collection agency fees             1,184      1,322        2,581      2,564
Net gains (losses) on
  sales of securities                  7         78          105       (648)
Net gains on sales of loans
  at commercial financing
  affiliate                        4,715      2,527        8,865      4,716
Other income                       3,854      2,601        6,098     13,489
  Total Non-interest Income       20,682     13,966       39,316     33,884

Non-interest Expense
Salaries and employee benefits    15,454     12,879       31,166     26,675
Net occupancy expense              1,454      1,393        2,883      2,765
Equipment expense                  2,432      2,255        4,776      4,263
Other expenses                    10,430      8,311       19,869     16,336
  Total Non-interest Expense      29,770     24,838       58,694     50,039

  Income before income taxes      11,985     10,590       23,202     25,367
Applicable income taxes            3,539      3,427        7,313      8,637
  Net Income                     $ 8,446    $ 7,163      $15,889    $16,730
  Net Income Available to
    Common Shareholders          $ 8,446    $ 6,974      $15,889    $16,125
Earnings per Common Share:
  Basic                          $  0.36    $  0.30      $  0.67    $  0.69
  Diluted                        $  0.35    $  0.28      $  0.66    $  0.65






<PAGE  5>

MID AM, INC.  Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)                Six Months Ended June 30,
                                          1998         1997

Operating Activities

Net income                            $  15,889    $  16,730
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
Provision for credit losses               2,450        2,759
Depreciation and
  amortization of assets                  4,480        5,053
Proceeds from sales of mortgage
  and other loans held for sale         541,680      201,386
Mortgage and other loans
  originated for sale                  (514,875)    (198,382)
Net gains on sales of assets            (20,135)     (17,188)
Increase in interest receivable
  and other assets                       (5,993)      (4,697)
Decrease in interest payable
  and other liabilities                  (3,815)        (370)
Net Cash Provided By
  Operating Activities                   19,681        5,291


Investing Activities

Net (increase) decrease in interest-
  bearing deposits in other banks        (2,261)         429
Net increase in
  federal funds sold                     (9,459)     (17,901)
Proceeds from sales of securities
  available for sale                     10,458       57,439
Proceeds from maturities and paydowns
  of securities available for sale       73,943       38,966
Purchases of securities
  available for sale                   (118,543)     (46,815)
Proceeds from sales of loans              6,093       15,197
Net increase in loans                   (36,716)     (57,875)
Proceeds from sales of
  other real estate owned                   425          558
Proceeds from sales of bank
  premises and equipment                     95        1,455
Purchases of bank premises
  and equipment                          (3,725)      (9,155)
Net Cash Used For
  Investing Activities                  (79,690)     (17,702)









<PAGE  6>

MID AM, INC.  Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)                Six Months Ended June 30,
                                          1998         1997

Financing Activities

Cash transferred in connection
  with the sale of branch deposits                   (84,927)
Net increase in demand deposits
  and savings accounts                   34,160        6,474
Net increase in other time deposits      17,224       22,230
Net increase in short-term
  borrowings                              3,234       53,137
Repayment of debt and FHLB advances     (23,141)      (6,650)
Proceeds from issuance of debt
  and FHLB advances                      80,000       49,000
Preferred stock retired                              (21,801)
Proceeds from issuance of
  common stock                            1,000          419
Cash dividends paid                      (7,504)      (7,423)
Treasury stock acquisitions             (27,139)      (7,014)
Other items                                (100)         (31)
Net Cash Provided By
  Financing Activities                   77,734        3,414

Net increase (decrease) in cash
  and due from banks                     17,725       (8,997)
Cash and due from banks at the
  beginning of the period                84,062       85,657
Cash and due from banks at the
  end of the period                   $ 101,787    $  76,660



Supplemental Schedule of Noncash
  Investing and Financing Activities

Securitization of loans held for
  sale and transferred to
  securities available for sale       $     241    $   6,344

Transfers from loans to other
  real estate owned                   $     300    $   1,112

Loans on other real estate sold       $      29

Unrealized losses on
  securities available for sale       $     461    $     683
Adjustment to deferred tax                  162          239
Adjustment to shareholders' equity    $     299    $     444







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

Mid Am, Inc.'s predominant business is commercial banking. The Company also has businesses relating to collection activities, broker-dealer operations, commercial finance lending and consumer finance lending. However, the revenues, operating profit and assets of these businesses are not material for separate disclosure.

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


<PAGE  8>

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


3.  Repurchase Program

On January 15, 1998, the Board of Directors of the Company authorized management to undertake purchases of up to 1,200,000 shares of the Company's outstanding common stock over a twelve month period in the open market or in privately negotiated transactions. This new authorization follows the expiration of the Company's 1997 authorization to repurchase up to 1,650,000 shares of common stock. The shares reacquired are held as treasury stock and reserved for use in the Company's stock option plan and for future stock dividend declarations. As of June 30, 1998, the Company had repurchased approximately 749,000 shares of common stock pursuant to its 1998 repurchase program. Subsequent to June 30, 1998, the Company has not repurchased additional shares of common stock pursuant to its 1998 repurchase program.


4.  Other Events

On May 21, 1998, Mid Am, Inc. and Citizens Bancshares, Inc., Salineville, Ohio announced that their Boards of Directors unanimously approved a definitive agreement for a merger of equals. The merger will be accomplished through a tax-free exchange of shares and will be accounted for as a "pooling-of-interests." Mid Am, Inc. shareholders will receive 0.770 of a share of Citizens Bancshares, Inc. common stock for each share of Mid Am, Inc. common stock owned. This merger is expected to close in October, 1998. The combined company intends to take a one-time pre-tax restructuring charge to cover the expenses of the transaction of between $20 million and $30 million prior to closing. Mid Am, Inc. and Citizens Bancshares, Inc. also recently approved an agreement to affiliate The Ohio Bank, a $600 million bank headquartered in Findlay, Ohio.












<PAGE  9>

Item 2. - Management's Discussion and Analysis and Statistical
          Information


(Dollars in thousands, except per share data)


Three Months Ended June 30, 1998 and 1997


Results of Operations

Net income for the second quarter of 1998 was $8,446, an increase of $1,283 or 18% over the second quarter of 1997 earnings of $7,163. Diluted earnings per share for the second quarter of 1998 was $.35 ($.36 basic), up 25% when compared to $.28 ($.30 basic) for the same period in 1997. Return on average common equity (ROE) for the second quarter of 1998 was 20.92% while return on average assets (ROA) was 1.50%. This compares to ROE and ROA ratios of 16.60% and 1.33%, respectively, for the second quarter of 1997. The Company's earnings for the second quarter of 1998 reflect a favorable legal settlement of $1,475 (pre-tax). Excluding this settlement, the Company's second quarter 1998 core earnings were $7,029, which represents a ROE of 17.47% and an ROA of 1.25%. Second quarter 1998 earnings remained level as compared with 1997 second quarter earnings primarily due to an increase in non-interest income offset by a lower net interest margin and increased provision for credit losses due to growth in the loan portfolio.


Net Interest Income

Net interest income increased $170 to $22,506 in the second quarter of 1998 as compared to $22,336 for the same period in 1997. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the type and mix of interest-earning assets and interest-bearing liabilities. The Company's net interest margin for the three months ended June 30, 1998 was 4.37% compared to 4.55% for the same period in 1997. The decline in the net interest margin is primarily due to a flattening of the yield curve and various competitive factors. A decline in the Company's residential real estate loan portfolio also contributed to lowering the margin. This decline was caused by a high level of refinancings of residential real estate loans in the first six months of 1998 which were sold in the secondary market. The net interest margin has stabilized, evidenced by a slight increase in the margin for the month of June to 4.42%.


Provision for Credit Losses

The provision for credit losses increased $559 or 64% to $1,433 in the second quarter of 1998 compared to $874 in the second quarter of 1997. In the second quarter of 1998, the Company increased its provision for credit losses by approximately $500 in response to continued loan portfolio growth. Net charge-offs were $1,059 or 0.26% (annualized) of average loans during the three months ended June 30, 1998, compared to $872 or 0.22% (annualized) for the same period in 1997. The provision for credit losses reflects the amount necessary in management's opinion to maintain an adequate allowance, based upon its analysis of the loan portfolio (including the loan growth rate and change in the mix of the loan portfolio) and general economic conditions.



<PAGE 10>

At June 30, 1998, the Company's allowance for credit losses as a percentage of loans was 1.14% compared to 1.09% at December 31, 1997 and 1.04% at June 30, 1997. At June 30, 1998, the Company's allowance for credit losses represented 292% of non-performing loans as compared to 388% and 250% at December 31, 1997 and June 30, 1997, respectively. The increase in the Company's allowance for credit losses as a percentage of loans is due primarily to a large recovery on a commercial loan at one of the Company's bank subsidiaries during the first quarter of 1998. The decrease in the Company's allowance for credit losses as a percentage of non-performing loans is due to an increase of $1,904 in non-performing loans from $4,546 at December 31, 1997 to $6,450 at June 30, 1998. This increase appears to be temporary and not a sign of any significant deterioration in credit quality. Management believes that the Company's allowance for credit losses is adequate. (See "Asset Quality".)


Non-Interest Income

The table below summarizes the sources of the Company's non-interest income.

Three months ended June 30,                             Percentage
(Dollars in thousands)              1998        1997      Change

Non-Interest Income:
Trust department                  $   695     $   499       39%
Service charges on
  deposit accounts                  2,091       2,136       (2)
Mortgage banking                    5,518       3,142       76
Brokerage commissions               2,618       1,661       58
Collection agency fees              1,184       1,322      (10)
Net gains (losses) on sales
  of securities                         7          78      (91)
Net gains on sales of loans at
  commercial financing affiliate    4,715       2,527       87
Legal settlement                    1,475                   NA
Credit card fees                      541         500        8
International department fees         251         296      (15)
ATM card fees                         509         472        8
Other                               1,078       1,333      (19)
Total non-interest income         $20,682     $13,966       48

As seen from the above table, non-interest income is an increasingly important source of revenue to the Company as it continues to expand its offerings of non-bank related financial services. Non-interest income for the second quarter of 1998 was $20,682, an increase of $6,716 or 48% from the $13,966, reported for the same quarter of 1997. The increase was primarily due to a favorable legal settlement of $1,475, an increase of $2,376 in mortgage banking, an increase of $2,188 in net gains on sales of loans at MACC, the Company's commercial leasing and financing company, and to an increase of $957 in brokerage commissions. Mortgage banking increased primarily due to an increase in net gains on sales of loans from the higher volume of loan sales in the second quarter of 1998 compared to 1997 (approximately $200,000 in 1998 compared to $84,000 in 1997). Net gains on sales of loans at MACC increased primarily due to increased sales volume and improved profit margins.
Brokerage commissions increased due to the growth in the number of independent registered representatives (brokers) and to the increase in the volume of business generated by these representatives.


<PAGE 11>

Non-Interest Expense

Non-interest expense includes costs, other than interest, that are incurred in the operations of the Company. The table below summarizes the components of the Company's non-interest expense.

Three months ended June 30,                             Percentage
(Dollars in thousands)              1998        1997      Change

Non-Interest Expense:
Salaries and employee benefits    $15,454     $12,879       20%
Net occupancy expense               1,454       1,393        4
Equipment expense                   2,432       2,255        8
Brokerage commissions               1,764       1,051       68
FDIC expense                          105         110       (5)
Marketing                             958         831       15
Franchise taxes                       719         648       11
Telephone                             836         675       24
Printing and supplies                 568         602       (6)
Legal and other
  professional fees                 1,401         752       86
Credit card merchant
  processing costs                    563         579       (3)
Amortization intangible assets        326         333       (2)
Postage                               426         406        5
Other                               2,764       2,324       19
Total non-interest expense        $29,770     $24,838       20

The table below presents an analysis of the components of salary and employee benefit expense and of the number of full-time equivalent employees.

Three months ended June 30,                             Percentage
(Dollars in thousands)              1998        1997      Change

Salaries and employee benefits:
Salaries and wages                $11,566     $ 9,569       21%
Commissions paid to employees       1,344         943       43
Employee benefits                   2,544       2,367        7
Total salaries and employee
  benefits                        $15,454     $12,879       20

Full-time equivalent employees      1,460       1,353        8%

Salaries and employee benefits comprise the largest component of non-interest expense and were 52% of total non-interest expense for both the three months ended June 30, 1998 and 1997. Salary and wages increased 21% in the second quarter of 1998 due to increases in salary rates and in full-time equivalent employees, primarily at the Company's financial service affiliates. Commissions paid to employees increased primarily due to growth in revenues from its fee-based financial service affiliates and higher mortgage loan originations. In addition, certain employee benefit expenses determined under formulas which take into account pre-tax income also increased in the three months ended June 30, 1998 compared to the same period in 1997 because of the increase in pre-tax income. Net occupancy expense and equipment expense increased due to new offices for MAFSI and new computer equipment at MAISI. The increase in other non-interest expenses was primarily due to increases in brokerage commissions ($713), legal and other professional fees ($649), telephone expense ($161) and marketing expense ($127).


<PAGE 12>

Income Taxes

The provision for income taxes for the second quarter of 1998 increased $112 or 3% to $3,539 compared to $3,427 for the same period in 1997. The effective tax rate for the second quarter of 1998 was 29.5% as compared to 32.4% for the same period in 1997. The decrease in effective tax rate was due primarily to the favorable tax treatment of the legal settlement.



Six Months Ended June 30, 1998 and 1997


Results of Operations

For the six months ended June 30, 1998 net income decreased $841 or 5% to $15,889 compared to $16,730 for the same period in 1997. Diluted earnings per share for the first six months of 1998 were $.66 ($.67 basic), compared to $.65 ($.69 basic) for the same period in 1997. Return on average common equity (ROE) for the first six months of 1998 was 19.37% while return on average assets (ROA) was 1.43%. This compares to ROE and ROA ratios of 19.51% and 1.56%, respectively, for the first six months of 1997. The Company's earnings for the six months ended June 30, 1998 reflect a favorable legal settlement of $1,475 (pre-tax). Excluding this settlement, the Company's first six months of 1998 core earnings were $14,472, which represents a ROE of 17.67% and a ROA of 1.30%. The Company's earnings for the six months ended June 30, 1997 include a gain and certain charges related to the February 1997 sale of various branch offices. Excluding the net gain, the Company's first six months of 1997 core earnings were $13,313, which represents a ROE of 15.46% and a ROA of 1.24%. Core earnings for the first six months of 1998 compared to the same period in 1997 increased primarily due to an increases in mortgage banking, brokerage commissions income and net gains on sales of loans at MACC. The increases in non-interest income were partially offset by a lower net interest margin, an increase in brokerage commission expense and an increase in salaries and employee benefits due to growth in the financial service companies.


Net Interest Income

Net interest income increased $749 to $45,030 in the first six months of 1998 as compared to $44,281 for the same period in 1997. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the type and mix of interest-earning assets and interest-bearing liabilities. The Company's net interest margin for the six months ended June 30, 1998 was 4.44% compared to 4.52% for the same period in 1997. The decline in the net interest margin is primarily due to a flattening of the yield curve and various competitive factors. A decline in the Company's residential real estate loan portfolio also contributed to lowering the margin. This decline was caused by a high level of refinancings of residential real estate loans in the first six months of 1998 which were sold in the secondary market. The net interest margin has stabilized, evidenced by a slight increase in the margin for the month of June to 4.42%.




<PAGE 13>

Provision for Credit Losses

The provision for credit losses decreased $309 or 11% to $2,450 in the first six months of 1998 compared to $2,759 in the first six months of 1997. Net charge-offs were $1,251 or 0.15% (annualized) of average loans during the six months ended June 30, 1998, compared to $1,677 or 0.21% (annualized) for the same period in 1997. The decrease in net charge-offs is primarily due to a large recovery on a commercial loan at one of the Company's bank subsidiaries during the first quarter of 1998. The provision for credit losses reflects the amount necessary in management's opinion to maintain an adequate allowance, based upon its analysis of the loan portfolio (including the loan growth rate and change in the mix of the loan portfolio) and general economic conditions.


Non-Interest Income

The table below summarizes the sources of the Company's non-interest income.

Six months ended June 30,                               Percentage
(Dollars in thousands)              1998        1997      Change

Non-Interest Income:
Trust department                  $ 1,283     $   880       46%
Service charges on
  deposit accounts                  4,197       4,030        4
Mortgage banking                   11,346       5,712       99
Brokerage commissions               4,841       3,141       54
Collection agency fees              2,581       2,564        1
Net gains (losses) on sales
  of securities                       105        (648)      NA
Net gains on sales of loans at
  commercial financing affiliate    8,865       4,716       88
Gain from sale of deposits and
  branch offices                                8,703       NA
Legal settlement                    1,475                   NA
Credit card fees                    1,064         988        8
International department fees         548         531        3
ATM card fees                         971         881       10
Other                               2,040       2,386      (15)
Total non-interest income         $39,316     $33,884       16

As seen from the above table, non-interest income is an increasingly important source of revenue to the Company as it continues to expand its offerings of non-bank related financial services. Non-interest income for the first six months of 1998 was $39,316, an increase of $5,432 or 16% from the $33,884, reported for the same quarter of 1997. The increase was primarily due to a favorable legal settlement of $1,475, an increase of $5,634 in mortgage banking, an increase of $4,149 in net gains on sales of loans at MACC, the Company's commercial leasing and financing company, and to an increase of $1,700 in brokerage commissions, partially offset by the gain from the sale of deposits and branch offices in 1997. Mortgage banking increased primarily due to an increase in net gains on sales of loans due to the higher volume of loan sales in the first six months of 1998 compared to 1997 (approximately $471,000 in 1998 compared to $158,000 in 1997). Net gains on sales of loans at MACC increased primarily due to increased sales volume and improved profit margins. Brokerage commissions increased due to the growth in the number of independent registered representatives (brokers) and to the increase in the volume of business generated by these representatives.


<PAGE 14>

Non-Interest Expense

Non-interest expense includes costs, other than interest, that are incurred in the operations of the Company. The table below summarizes the components of the Company's non-interest expense.

Six months ended June 30,                               Percentage
(Dollars in thousands)              1998        1997      Change

Non-Interest Expense:
Salaries and employee benefits    $31,166     $26,675       17%
Net occupancy expense               2,883       2,765        4
Equipment expense                   4,776       4,263       12
Brokerage commissions               3,198       1,856       72
FDIC expense                          211         232       (9)
Marketing                           1,681       1,485       13
Franchise taxes                     1,433       1,294       11
Telephone                           1,603       1,320       21
Printing and supplies               1,133       1,065        6
Legal and other
  professional fees                 2,425       1,476       64
Credit card merchant
  processing costs                  1,076       1,098       (2)
Amortization intangible assets        654       1,176      (44)
Postage                               876         842        4
Other                               5,579       4,492       24
Total non-interest expense        $58,694     $50,039       17

The table below presents an analysis of the components of salary and employee benefit expense and of the number of full-time equivalent employees.

Six months ended June 30,                               Percentage
(Dollars in thousands)              1998        1997      Change

Salaries and employee benefits:
Salaries and wages                $22,511     $19,801       14%
Commissions paid to employees       2,741       1,774       55
Employee benefits                   5,914       5,100       16
Total salaries and employee
  benefits                        $31,166     $26,675       17

Full-time equivalent employees      1,460       1,353        8%

Salaries and employee benefits comprise the largest component of non-interest expense and were 53% of total non-interest expense for both the six months ended June 30, 1998 and 1997. Salary and wages increased 14% in the first six months of 1998 due to increases in salary rates and in full-time equivalent employees, primarily at the Company's financial service affiliates. Commissions paid to employees increased primarily due to growth in revenues from its fee-based financial service affiliates and higher mortgage loan originations. In addition, certain employee benefit expenses determined under formulas which take into account pre-tax income also increased in the six months ended June 30, 1998 compared to the same period in 1997 because of the increase in pre-tax income. Net occupancy expense and equipment expense increased due to new offices for MAFSI and new computer equipment at MAISI. The increase in other non-interest expenses was primarily due to increases in brokerage commissions ($1,342), legal and other professional fees ($949), and telephone expense ($283), partially offset by a decrease in amortization of intangible assets ($522).


<PAGE 15>

Income Taxes

The provision for income taxes for the first six months of 1998 decreased $1,324 or 15% to $7,313 compared to $8,637 for the same period in 1997. The decrease in income taxes is primarily due to lower pre-tax income in 1998 as compared to 1997. The effective tax rate for the six months ended June 30, 1998 was 31.5% as compared to 34.0% for the same period in 1997. The decrease in effective tax rate was due primarily to the favorable legal settlement in the first six months of 1998.


Year 2000 Software Initiatives

Management has initiated a company-wide assessment, remediation and conversion program to address the effect of the year 2000 on the Company's information systems and application software. The Company's Year 2000 Readiness Project contains awareness, assessment, renovation, validation and implementation phases. A substantial majority of the significant application software utilized by the Company is licensed from a third-party vendor and management is working with the vendor to ensure that the software will operate properly in the year 2000. At this time, the estimated cost to remediate the Company's year 2000 issues is not expected to be material. Regardless of the Year 2000 compliance of the Company's systems, there is not complete assurance that the Company will not be adversely affected to the extent that other entities not affiliated with the Company such as vendors, services suppliers and loan and other counter-parties are unsuccessful in addressing this issue.


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

Since the Company is a holding company and does not conduct operations, its primary sources of liquidity are borrowings from outside sources and dividends paid to it by its subsidiaries. For national banks, the approval of the Office of the Comptroller of the Currency is required in order to pay dividends in excess of the subsidiaries' earnings retained for the current year plus retained net profits since January 1, 1995. The Company's state bank can pay dividends up to the total amount of retained earnings as long as certain capital ratios are maintained. As a result of these restrictions, at June 30, 1998 dividends which can be paid to the Company by its bank subsidiaries are limited to $28,946.

As shown in the consolidated statement of cash flows presented elsewhere herein, cash and due from banks increased $17,725 during the first six months of 1998 to $101,787 at June 30, 1998. The increase in 1998 is composed of $19,681 provided by operating activities and $77,734 provided by financing activities, offset in part by net cash used for investing activities of $79,690.


<PAGE 16>

Six months ended June 30,                                    Dollar
(Dollars in thousands)               1998         1997       Change

Operating activities:
Net income                        $ 15,889     $ 16,730    $    (841)
Provisions for credit losses,
  depreciation and amortization      6,930        7,812         (882)
Proceeds from sales of mortgages
  and other loans held for sale    541,680      201,386      340,294
Mortgages and other loans
  originated for sale             (514,875)    (198,382)    (316,493)
  Net cash provided by
    secondary market activity       26,805        3,004       23,801
Net gains on sales of assets       (20,135)     (17,188)      (2,947)
Other items                         (9,808)      (5,067)      (4,741)
  Net cash provided by
    operating activities            19,681        5,291       14,390

Net cash provided by operating activities increased in 1998 compared to 1997. The increase in secondary market activity was partially offset by the decreases in net income, provisions for credit losses, depreciation and amortization and a decrease in net gains on sales of assets. Cash flows from the sales of mortgages and other loans and refinancing of loans increased substantially in the first six months of 1998 as compared to 1997. Of the $340,294 and $316,493 increases in 1998 proceeds and cash origination costs, respectively, $26,114 and $20,176 related to increases in MACC loan sales and originations, respectively.


Six months ended June 30,                                    Dollar
(Dollars in thousands)               1998         1997       Change

Investing activities:
Net increase in loans            $ (36,716)    $(57,875)    $ 21,159
Proceeds from sales of
  portfolio loans                    6,093       15,197       (9,104)
  Net loan activities              (30,623)     (42,678)      12,055
Proceeds from securities
  activities                        84,401       96,405      (12,004)
Purchases of securities           (118,543)     (46,815)     (71,728)
  Net securities activities        (34,142)      49,590      (83,732)
Purchases of bank premises
  and equipment                     (3,725)      (9,155)       5,430
Net change in federal funds
  sold position                     (9,459)     (17,901)       8,442
Other items                         (1,741)       2,442       (4,183)
  Net cash used for
    investing activities           (79,690)     (17,702)     (61,988)

Comparing 1998 to 1997, net cash used for investing activities increased $61,988 primarily from the growth in securities activities, partially offset by the decreases in the loan portfolio and in federal funds sold position.






<PAGE 17>

Six months ended June 30,                                    Dollar
(Dollars in thousands)               1998         1997       Change

Financing activities:
Net change in deposit activities  $ 51,384     $(56,223)    $107,607
Proceeds from long-term and
  net short-term borrowings         83,234      102,137      (18,903)
Repayments of long-term
  borrowings                       (23,141)      (6,650)     (16,491)
Cash dividends paid                 (7,504)      (7,423)         (81)
Preferred stock retired,
  treasury stock acquisitions
  and other items                  (26,239)     (28,427)       2,188
  Net cash provided by
    financing activities            77,734        3,414       74,320

Net cash provided by financing activities for 1998 was $77,734 as compared to $3,414 for 1997. The increase of $74,320 was primarily due to an increase in deposit activities, partially offset by a decrease in proceeds from borrowings and an increase in repayments of borrowings.


Asset/Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. The Company manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates. At June 30, 1998, the Company had a manageable positive gap position and therefore does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates.


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

At June 30, 1998, a minimum Tier I capital ratio of 4.00% and a total capital ratio of 8.00% are required. The Company's qualifying capital at June 30, 1998 exceeded both the Tier I and Tier II risk-based capital guidelines. In addition, a capital leverage ratio is used in connection with the risk-based


<PAGE 18>

capital standards which is defined as Tier I capital divided by quarterly average total assets adjusted for certain items. Included in Tier I capital are $27,500 of 10.20% capital securities issued by the Company through a special purpose trust subsidiary in 1997. At June 30, 1998, the Company's leverage ratio, Tier I, and Total Capital ratios were 7.96%, 8.95% and 12.63%, respectively.

Capital ratios applicable to the Company's banking subsidiaries at June 30, 1998 are as follows:
                                                          Total
                                                Tier I  Risk-based
                                    Leverage   Capital   Capital
Regulatory Capital Requirements
     Minimum                          4.00       4.00      8.00
     Well-capitalized                 5.00       6.00     10.00
Bank Subsidiaries
     Mid Am Bank                      8.24       9.84     11.00
     First National                   8.03      10.52     11.21
     AmeriCom                         7.41      10.16     11.34
     AmeriFirst                       7.41       9.24     10.38
     Adrian                           6.61       9.39     10.64

The capital to asset ratios of the Company's financial service subsidiaries are significantly different than the bank subsidiaries.


Asset Quality

At June 30, 1998, the Company's percentage of non-performing loans (non-accrual loans and restructured loans) to total loans was 0.39%, as compared to 0.28% at December 31, 1997 and 0.42% at June 30, 1997. Non-performing loans at June 30, 1998 aggregated $6,450, an increase of $1,904 or 42% from December 31, 1997. Accruing loans past due 90 days or more at June 30, 1998 aggregated $2,961, an increase of $127 or 4% from December 31, 1997. The Company's percentage of net charge-offs for the six months ended June 30, 1998 and June 30, 1997 to average loans outstanding were 0.15% (annualized) and 0.21% (annualized), respectively. At June 30, 1998, the Company's allowance for credit losses was 1.14% of total loans, as compared to 1.09% and 1.04% at December 31, 1997 and June 30, 1997, respectively. The allowance for credit losses as a percentage of non-performing loans at June 30, 1998 was 292% compared to 388% at December 31, 1997 and 250% at June 30, 1997. The ratio of non-performing assets (constituting the sum of non-performing loans and other real estate owned) to total loans plus other real estate owned was 0.40% at June 30, 1998, compared to 0.30% and 0.52% at December 31, 1997 and June 30, 1997, respectively. As of June 30, 1998, based upon a review of the loan portfolio (including the loan growth rate and change in the mix of the loan portfolio), management believes the allowance for credit losses is adequate.

Loans 30 to 89 days past due, excluding non-accrual and restructured loans amounted to $6,162 or 0.37% of total loans at June 30, 1998 as compared to $6,752 or 0.42% at December 31, 1997. Loans now current but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $23,310 and $29,106 at June 30, 1998 and December 31, 1997, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The classification of these loans, however, does not mean to imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. The decrease in loans where some concern exists is primarily attributable to the Company's


<PAGE 19>

continuous process of loan review which has identified various improvements in the financial condition of certain of the individual borrowers. In the opinion of management, these loans require close monitoring despite the fact that they are performing according to their terms. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

AmeriCom and First National purchased certain lease receivables and extended loans with an aggregate outstanding balance at December 31, 1997 of $4,985 to The Bennett Funding Group, Inc. and related entities (Bennett) which remain subject to the Bennett bankruptcy proceeding commenced in March 1996. On December 29, 1997 and January 7, 1998, the bankruptcy judge ruled that AmeriCom and First National, respectively, are secured creditors with respect to $1,484 and $1,831, respectively, of their outstanding Bennett portfolios. Since early 1998, AmeriCom and First National have received $1,364 and $1,542, respectively, from the trustee in bankruptcy pursuant to the judge's order. These decisions have been appealed by the bankruptcy trustee and the appeals are pending. Of the December 31, 1997 balance, no decision has been rendered by the bankruptcy judge with respect to the remaining $1,671 in loans. Due to the complexity of the remaining legal issues, management and the Company's legal counsel are currently unable to form an opinion as to the likely outcome of the Company's position with respect to the remaining Bennett portfolio. As of June 30, 1998, the aggregate outstanding balance of the Bennett portfolio after receipt of payments was $1,836, including $255 on non-accrual and $1,581 ninety days past due and still accruing.


The following table presents asset quality information for each of the Company's banking subsidiaries at June 30, 1998.

(Dollars in thousands)

                     Mid Am   First
                      Bank   National  AmeriCom  AmeriFirst  Adrian

Loans:
Non-accrual          $2,531    $  852   $1,131    $1,214      $319
Restructured              0       135       64         0        58
Total
 non-performing
 loans                2,531       987    1,195     1,214       377

Other real
 estate owned            40         0      126         0         0
Total
 non-performing
 assets              $2,571    $  987   $1,321    $1,214      $377

Loans 90 days
 or more past
 due and not
 on non-accrual      $    0    $1,039   $1,338    $  163      $276

Non-performing
 loans to
 total loans           0.38      0.25     0.44      0.67      0.28



<PAGE 20>

Non-performing
 assets to total
 loans plus OREO       0.38      0.25     0.49      0.67      0.28

Allowance for
 credit losses
 to total
 non-performing
 loans               361.16    285.51   267.87    159.80    433.69

Allowance for
 credit losses
 to total
 non-performing
 assets              355.54    285.51   242.32    159.80    433.69

Net charge-offs
 to average loans
 outstanding           0.10      0.19     0.26      0.17      0.06

Allowance for
 credit losses
 to total loans        1.36      0.72     1.18      1.07      1.21

Loans 90 days
 or more past
 due and not
 on non-accrual
 to total loans        0.00      0.27     0.49      0.09      0.20



The following table sets forth the Company's allocation of the allowance for credit losses as of June 30, 1998 and December 31, 1997.

                             June 30, 1998     December 31, 1997
(Dollars in thousands)

Specific allowance
  Real estate                   $    84             $   199
  Commercial                      2,162               2,415
  Installment                        50                 101
  Total specific allowance        2,296               2,715

General allowance
  Real estate                       263                 232
  Commercial                      5,314               5,347
  Installment                     1,499               1,585
  Other                             420                 355
  Total general allowance         7,496               7,519

Unallocated allowance             9,032               7,391
Allowance for credit losses     $18,824             $17,625




<PAGE 21>

The following table presents a summary of the Company's credit loss experience for the six months ended June 30, 1998 and 1997.

(Dollars in thousands)
                                     1998             1997
Balance of allowance at
  beginning of year                $17,625          $15,672

Loans actually charged-off:
  Real estate                          500              225
  Commercial, financial
    and agricultural                 1,792            1,312
  Installment and credit card          814              755
  Other                                                  54
    Total loans charged-off          3,106            2,346

Recoveries of loans previously
  charged-off:
  Real estate                          161               59
  Commercial, financial
    and agricultural                 1,394              254
  Installment and credit card          270              336
  Other                                 30               20
    Total recoveries of loans        1,855              669

Net charge-offs                      1,251            1,677

Addition to allowance
  charged to expense                 2,450            2,759

Balance of allowance at
  end of period                    $18,824          $16,754

Net charge-offs to
  average loans outstanding           0.15             0.21

Allowance for credit losses
  to total loans                      1.14             1.04

Allowance for credit losses
  to total non-performing loans     291.84           249.54


For the six months ended June 30, 1998, commercial loan recoveries increased $1,140 as compared to the same period in 1997. The increase in commercial loan recoveries is primarily due to a large recovery on a commercial loan charged-off in prior years at one of the bank subsidiaries.











<PAGE 22>

PART II. - OTHER INFORMATION


Item 1. - Legal Proceedings

There are lawsuits and claims pending against the Company which arise in the normal course of business. In the opinion of management, any liabilities that may result from these lawsuits and claims will not materially affect the financial position or results of operations of the Company.


Item 2. - Changes in Securities and Use of Proceeds

       Not applicable.


Item 3. - Defaults Upon Senior Securities

       Not applicable.


Item 4 - Submission of Matters to a Vote of Security Holders

       Not applicable.


Item 5 - Other Information

       Not applicable.


Item 6 - Exhibits and Reports on Form 8-K

       (a)  Exhibits

            1.  Statement Re Computation of Earnings Per
                Common Share

       (b)  Reports on Form 8-K

The Company filed a report on Form 8-K with the Securities and Exchange Commission as of May 26, 1998, describing the announcement of the Agreement and Plan of Merger, pursuant to which Mid Am, Inc. and Citizens Bancshares, Inc. will combine in a merger-of-equals transaction.

The Company filed a report on Form 8-K with the Securities and Exchange Commission as of August 3, 1998, reporting the Company's second quarter 1998 earnings.









<PAGE 23>

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



MID AM, INC.



/s/  Dennis L. Nemec



Dennis L. Nemec
Executive Vice President / Chief Financial Officer



DATE:   August 14, 1998


































<PAGE 24>

MID AM, INC.


                                EXHIBIT INDEX


Exhibit No.     Description                                   Page Number


   (11.1)       Statement Re Computation of
                  Earnings Per Common Share                        25


   (27.1)       Financial Data Schedule                            26


   (99.1)       Form 8-K describing the announcement
                  of the Agreement and Plan of Merger.

                The information required by this exhibit
                  is incorporated herein by reference
                  from the Company's Form 8-K dated
                  May 20, 1998, filed with the Securities
                  and Exchange Commission on May 26, 1998.

   (99.2)       Form 8-K reporting the Company's second
                  quarter 1998 earnings.

                The information required by this exhibit
                  is incorporated herein by reference
                  from the Company's Form 8-K dated
                  August 3, 1998, file with the Securities and Exchange Commission on August 3, 1998.



























<PAGE 25>

EXHIBIT  11.1



STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS


Mid Am, Inc.


The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:


(Dollars and shares in              Three Months Ended       Six Months Ended
 thousands, except per                   June 30,                June 30,
 share data)                         1998        1997         1998       1997

Numerator:
Net income                          $8,446      $7,163      $15,889    $16,730
Less: Preferred stock dividends        --          189          --         605
  Net income available to
    common shareholders (Basic)      8,446       6,974       15,889     16,125
Effect of Dilutive Securities:
Convertible preferred stock            --          189          --         605
  Net income (Diluted)              $8,446      $7,163      $15,889    $16,730

Denominator:
Weighted average common
  shares outstanding (Basic)        23,377      23,536       23,567     23,309
Exercise of options                    541         215          561        195
Convertible preferred stock            --        1,724          --       2,224
Weighted average common
  shares outstanding (Diluted)      23,918      25,475       24,128     25,728

Earnings per share:

Basic                               $ 0.36      $ 0.30      $  0.67    $  0.69

Diluted                             $ 0.35      $ 0.28      $  0.66    $  0.65